Form 10-Q
period 1994-12-30
SUNRISE MEDICAL INC
filed 1995-02-06
CIK 720577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

================================================================================

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - - ---  ACT OF 1934

For the quarterly period ended December 30, 1994

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.0-12744


                              SUNRISE MEDICAL INC.

             (Exact name of registrant as specified in its charter)


     Delaware                                             95-3836867
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


                        2382 FARADAY AVENUE,  SUITE 200
                              CARLSBAD, CA  92008

                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (619) 930-1500

================================================================================

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  x  .  No     .
                      -----     -----

================================================================================

Number of shares of common stock outstanding at January 25, 1995:  18,265,154

Exhibit Index on Page 13                                            Page 1 of 15

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                             December 30,      July 1,
                                                                                    1994         1994
                                                                            ------------    ----------
Assets                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                                    $   6,132     $  2,581
  Receivables, net                                                               133,975      118,729
  Inventories                                                                     77,549       65,558
  Other current assets                                                            10,882        9,382
                                                                                --------     --------
Total current assets                                                             228,538      196,250
                                                                                --------     --------
Property, plant and equipment, net                                                82,874       78,544
Goodwill and other intangible assets, net                                        229,071      202,477
Other assets, net                                                                    744          781
                                                                                --------     --------
Total assets                                                                    $541,227     $478,052
                                                                                ========     ========

Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term obligations                                 $  1,710     $  1,789
  Trade accounts payable                                                          32,823       31,611
  Accrued compensation and other expenses                                         53,259       54,619
  Income taxes                                                                     9,455        4,893
                                                                                --------     --------
Total current liabilities                                                         97,247       92,912
                                                                                --------     --------
Long-term debt, less current installments                                        157,077      118,697
Deferred income taxes                                                              2,865        2,856
Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000 shares; none issued                       --           --
  Common stock, $1 par. Authorized 40,000 shares; 18,264 and
  17,996 shares, respectively, issued and outstanding                             18,264       17,996
  Additional paid-in capital                                                     181,078      175,965
  Retained earnings                                                               84,208       70,853
  Cumulative foreign currency translation adjustment                                 488       (1,227)
                                                                                --------     --------
Total stockholders' equity                                                       284,038      263,587
                                                                                --------     --------
Total liabilities and stockholders' equity                                      $541,227     $478,052
                                                                                ========     ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                     Thirteen Weeks Ended
                                                  ---------------------------
                                                          (unaudited)
                                                  December 30,   December 31,
                                                          1994           1993
                                                  ------------   ------------
Net sales                                             $146,863       $111,079
Cost of sales                                           93,978         70,670
                                                      --------       --------
Gross profit                                            52,885         40,409
                                                      --------       --------
Marketing, selling and administrative expenses          31,309         24,372
Research and development expenses                        3,181          2,714
Corporate expenses                                       1,854          1,298
Amortization of goodwill and other intangibles           1,650          1,592
                                                      --------       --------
                                                        37,994         29,976
                                                      --------       --------
Corporate operating income                              14,891         10,433
                                                      --------       --------
Other (expenses) income:
  Interest expense                                      (2,478)        (1,594)
  Interest income and other, net                          (460)           (48)
                                                      --------       --------
                                                        (2,938)        (1,642)
                                                      --------       --------
Income before taxes                                     11,953          8,791
Income taxes                                             4,922          3,629
                                                      --------       --------
Net income                                            $  7,031       $  5,162
                                                      ========       ========

Earnings per share                                    $   0.38       $   0.28
                                                      ========       ========
    Weighted average number of shares outstanding       18,657         18,411
                                                      ========       ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                     Twenty-six Weeks Ended
                                                   ---------------------------
                                                           (unaudited)
                                                     December 30, December 31,
                                                           1994           1993
                                                   -------------- ------------
Net sales                                                $287,462     $210,941
Cost of sales                                             186,393      134,501
                                                         --------     --------
Gross profit                                              101,069       76,440
                                                         --------     --------
Marketing, selling and administrative expenses             60,844       45,653
Research and development expenses                           6,088        5,147
Corporate expenses                                          3,404        2,755
Amortization of goodwill and other intangibles              3,188        2,877
                                                         --------     --------
                                                           73,524       56,432
                                                         --------     --------
Corporate operating income                                 27,545       20,008
                                                         --------     --------
Other (expenses) income:
  Interest expense                                         (4,462)      (2,758)
  Other income and expense, net                              (409)          (7)
                                                         --------     --------
                                                           (4,871)      (2,765)
                                                         --------     --------
Income before taxes                                        22,674       17,243
Income taxes                                                9,319        6,379
                                                         --------     --------
Net income                                               $ 13,355     $ 10,864
                                                         ========     ========

Earnings per share                                       $   0.72     $   0.60
                                                         ========     ========
    Weighted average number of shares outstanding          18,577       18,119
                                                         ========     ========

    (See accompanying notes to condensed consolidated financial statements)

                SUNRISE MEDICAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                                        Twenty-Six Weeks Ended
                                                                      ----------------------------
                                                                              (unaudited)
                                                                       December 30,    December 31,
                                                                               1994           1993
                                                                       ------------    ------------
Cash flows from operating activities:
       Net income                                                       $    13,355    $    10,864
       Non-cash items                                                        11,264          6,576
Changes in assets and liabilities, net of effect of acquisitions:
       Receivables, net                                                     (11,324)        (2,038)
       Inventories                                                          (11,047)        (4,566)
       Other assets                                                          (1,510)        (7,660)
       Accounts payable and other liabilities                                   383         (1,518)
                                                                        -----------    -----------
Net cash provided by operating activities                                     1,121          1,658
                                                                        -----------    -----------
Cash flows from investing activities:
       Payments for purchase of property, plant and equipment               (11,509)       (12,262)
       Net cash invested in acquisition of businesses                       (17,974)       (98,778)
                                                                        -----------    -----------
Net cash used for investing activities                                      (29,483)      (111,040)
                                                                        -----------    -----------
Cash flows from financing activities:
       Borrowings of long-term debt                                         113,615        113,978
       Repayments of long-term debt                                         (82,814)       (43,220)
       Proceeds from issuance of common stock                                   857            429
                                                                        -----------    -----------
Net cash provided by financing activities                                    31,658         71,187
                                                                        -----------    -----------
Effect of exchange rate changes on cash                                         255             47
                                                                        -----------    -----------
Net increase (decrease) in cash and cash equivalents                          3,551        (38,148)
Cash and cash equivalents at beginning of period                              2,581         40,038
                                                                        -----------    -----------
Cash and cash equivalents at end of period                              $     6,132    $     1,890
                                                                        ===========    ===========

    (See accompanying notes to condensed consolidated financial statements)
                                       5

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1994 Annual Report on Form 10-K filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of December 30, 1994 and December 31, 1993, and for the thirteen week and twenty-six week periods then ended, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year.

2. Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of:

                          December 30,   July 1,
                              1994        1994
                          ------------   -------
     Raw material              $36,289   $26,353
     Work-in-process             7,063     8,686
     Finished goods             34,197    30,519
                               -------   -------
                               $77,549   $65,558
                               =======   =======

   Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3. On September 16, 1994, the company purchased selected assets and liabilities of Jay Medical, Ltd. ("Jay") for approximately $31 million. The total purchase price included cash of $19 million, a subordinated note of $7.5 million and 165,789 shares of Sunrise Medical Inc. common stock valued at $4.5 million when issued in December 1994. The cash portion of the purchase price was provided from the company's credit facility which was amended and restated to finance the transaction and support future business growth. The terms of the purchase are more fully described in the company's Form 8-K filing dated September 16, 1994.

   Unaudited pro forma combined results of the company and Jay as if the acquisition had occurred at the beginning of fiscal 1994 for the twenty-six week periods ended December 30, 1994 and December 31, 1993 are as follows (in thousands except per share data).

                                   Twenty-six Weeks Ended
                                -----------------------------
                                 December 30,   December 31,
                                     1994           1993
                                 ------------   ------------
     Sales                       $  292,311      $  221,048
     Net income                  $   13,410      $   12,547
     Earnings per share          $      .72      $      .69

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations
                             ---------------------

  Thirteen Weeks ended December 30, 1994 as compared to Thirteen Weeks ended
  --------------------------------------------------------------------------
  December 31, 1993:
  ------------------

  Second quarter net sales of $147 million were up 32% from $111 million for the same period in fiscal 1994. The base business growth was 23% while acquisitions and foreign currency translation contributed seven percentage points and two percentage points, respectively, to the quarter's sales growth.

  Rehabilitation Product sales grew 41% to $75 million from prior year's second quarter sales of $53 million. Custom wheelchair sales led this product group with 54% growth. Both North American and European sales were strong. Second quarter patient aids sales increased by 12% over last year.

  Recovery Product sales of $39 million increased 18% compared to $33 million in the prior year. Revenue from therapeutic mattress products expanded by 25% as compared to the same period in fiscal 1994. Sales of health care beds rose by 5% over last year's second quarter.

  Sales of Respiratory Products were up 31% to $33 million from $25 million in the second quarter of last year. Internal growth of 22% was fueled by new product introductions and redesigns.

  Net income for the quarter increased 36% to $7.0 million as compared to $5.2 million in the prior year. The effective tax rate of 41.2% decreased slightly from 41.3% in last year's second quarter. Earnings per share for the second quarter rose 36% to $.38 from $.28 in fiscal 1994.

  Key items as a percentage of net sales were:

                                        Thirteen Weeks Ended
                                   -----------------------------
                                    December 30,    December 31,
                                            1994            1993
                                   -------------    ------------
Gross profit                               36.0%           36.4%
Corporate operating income                 10.1%            9.4%
Interest expense                            1.7%            1.4%
Net income                                  4.8%            4.6%

  Gross margin declined slightly from 36.4% last year to 36.0% in the current second quarter as improvements in product mix and overhead absorption were offset by aggressive pricing strategies in certain product categories.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Marketing, selling and administrative expenses along with research and development expenditures collectively increased at a rate of 27% for the quarter, five percentage points below the quarter's sales growth rate as the company continued tenacious expense control. Amortization of goodwill and other intangibles increased 4% as a result of acquisitions made during the previous three quarters. Corporate operating income increased 43% during the quarter and reached 10.1% of sales from 9.4% in 1994 for the reasons described above.

  Interest expense increased 55% over the second quarter of the prior year as a result of increased average borrowings under the company's credit facility and higher interest rates. The additional borrowings were used to finance the September 16, 1994 acquisition of Jay Medical Ltd. and to fund working capital needs driven by base business sales growth during the second quarter.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             Results of Operations
                             ---------------------

  Twenty-six Weeks ended December 30, 1994 as compared to Twenty-six Weeks
  ------------------------------------------------------------------------
  ended December 31, 1993:
  ------------------------

  Net sales for the first half of fiscal 1995 rose to $287 million from $211 million for the same period in fiscal 1994. This 36% growth in sales was composed of 25% internal growth, 9% acquisition growth, and a 2% foreign currency translation benefit.

  Rehabilitation Product sales during the first six months of 1995 totaled $142 million, growing 31% from prior year. Custom wheelchair sales, which increased 41% in the first half of the year, were the principal source of this sales growth. Patient aid sales rose 9% during the same period.

  Recovery Product sales increased 37% to $86 million for the first half, up
from  $63 million the prior year.   Therapeutic mattress product revenues grew
by 49% over last year. Sales of health care beds gained 10% from the first half of fiscal year 1994.

  Sales of Respiratory Products were $59 million during the first half of fiscal 1995, growing 50% over the prior year. The timing of the DeVilbiss and Pulsair acquisitions during the prior year accounted for 25 percentage points of this sales growth. The internal growth rate was 22% and favorable foreign currency translation rates explained the remaining 3% increase.

  Net income was up 23% to $13.4 million in the first half as compared to $10.9 million in the same period last year. The effective tax rate of 41.1% for the first half of fiscal 1995 was higher than the prior year's 37.0% as a result of the first quarter 1994 implementation of SFAS 109, "Accounting for Income Taxes." Earnings per share rose 20% from $.60 in the first half of fiscal 1994 to $.72 during the same period in 1995.

  Key items as a percentage of net sales were:

                                   Twenty-six Weeks Ended
                                -----------------------------
                                December 30,    December 31,
                                        1994            1993
                                -------------   -------------

Gross profit                            35.2%           36.2%
Corporate operating income               9.6%            9.5%
Interest expense                         1.6%            1.3%
Net income                               4.6%            5.2%

     Gross margin for the first half of fiscal 1995 was compressed by 1.0 percentage point from the same period in 1994 due to aggressive pricing strategies in certain product categories and a first quarter mix shift toward lower-margin products.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Marketing, selling, and administrative expenses, together with research and development expenditures collectively rose 32% over the first half of 1994. Amortization of goodwill and other intangibles increased 11% as a result of acquisitions made during the three previous quarters. Corporate operating income grew 38%, while increasing slightly to 9.6 % of sales in 1995 from 9.5% in the prior year for the reasons described above.

  Interest expense increased by 62% for the first half of 1995 as compared to the same period last year. This increase reflects the recent rise in interest rates and higher borrowings under the company's credit facility which were used to finance acquisitions and working capital needs resulting from strong sales growth.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        Liquidity and Capital Resources
                        -------------------------------

  The company's working capital grew by $28.0 million to $131.3 million in the first half of 1995. An increase in current assets associated with higher sales volume drove the growth in working capital. This growth in working capital was financed primarily through operations, while investing activities of $29.5 million were primarily funded through $ 30.8 million of additional borrowings under the company's credit facility. Long-term debt increased $38.4 million to $157.1 million during the first half of fiscal 1995.

  During the first half of fiscal 1994, the company's working capital decreased by $16.6 million to $75.5 million. The change in working capital was primarily due to the decrease in cash from funding the acquisition of DeVilbiss, partially offset by the net current assets obtained in the acquisition and an increase in current assets resulting from higher sales volume. Cash required to finance working capital growth and investing activities of $126.8 million was funded through $17.4 million in cash generated from operations, together with the use of excess cash reserves and borrowings under the company's credit facility. During the first half of 1994, long-term debt grew $70.9 million to $102.0 million.

  Capital expenditures for the first half of fiscal 1995 were $11.5 million as compared to $12.3 million for the same period last year. Expenditures in both years were made throughout the company's divisions for new product tooling, building improvements, and equipment and machinery to improve efficiency, reduce costs, and expand capacity.

  The company believes that its internally generated funds together with its borrowings under its existing credit facility are sufficient to finance its ongoing operating and investing activities. The company amended its credit agreement effective August 17, 1994 primarily to increase the unsecured commitment to $225 million from $130 million. The company's unused source of funds under the amended credit agreement at December 30, 1994 was $82.4 million compared to $32.5 million at December 31, 1993.

  The company periodically evaluates possible acquisitions as vehicles to enhance future growth by expanding its product offering or extending its geographical distribution. The company would expect to finance any such potential investment through some combination of cash on hand, additional borrowings under existing or expanded credit facilities, seller financing in the form of subordinated notes, the issuance of common stock to sellers, and the public offering of debt or equity securities.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on November 10, 1994. The following nine directors were elected for a one year term expiring in 1995.

                              Voted       Voted    Withheld/    Broker
                               For       Against   Abstained   Non-Vote
                            ----------   -------   ---------   --------

Election of Directors:

Lee A. Ault III             15,419,671         0      49,740          0
Larry C. Buckelew           15,419,428         0      49,983          0
Richard H. Chandler         15,419,571         0      49,840          0
Lloyd E. Cotsen             14,864,644         0     604,767          0
Babette Heimbuch            15,395,101         0      74,310          0
Murray H. Hutchison         15,416,428         0      52,983          0
William L. Pierpoint        15,419,701         0      49,710          0
Joseph Stemler              15,418,201         0      51,210          0
J.R. Woodhull               15,419,628         0      49,783          0


                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit
     Number    Exhibit
     ------    -------

     3.1 Certificate of Incorporation of the company and amendments thereto. (Incorporated herein by reference to the company's Registration Statement No. 2-86314 filed with the Securities and Exchange Commission)

     3.2 Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III -Liability of Director to the Corporation." (Incorporated herein by reference to Page 10 of the 1987 Definitive Proxy Statement of the company.)

     3.3 Bylaws of the company. (Incorporated herein by reference to the company's Registration Statement No. 2-86314 filed with the Securities and Exchange Commission)

     3.4 Amendment to Article II, Section 2, of the company's Bylaws. (Incorporated herein by reference to the company's Form 10-Q for the periods ended December 28, 1990)

     3.5 Amendment to Certificate of Incorporation of the company as to the number of authorized shares. (Incorporated herein by reference to the company's Form 10-Q for the periods ended January 1, 1993)

     3.7 Amendment of Bylaws to increase number of directors to nine. (Incorporated herein by reference to the company's Fiscal 1994 Form 10-K)

     4.1 Shareholders' Rights Agreement dated April 24, 1990 (Incorporated herein by reference to the company's Form 10-Q for the periods ended March 30, 1990)

     10.1 First Amended and Restated Credit Agreement dated as of August 17, 1994 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 8-K dated September 16, 1994)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

  Exhibit
  Number    Exhibit
  ------    -------


  10.2 Amended and Restated Stock Option Plan for Key Associates. (Incorporated herein by reference to the 1990 Definitive Proxy Statement of the company)

  10.3 1993 Stock Option Plan. (Incorporated herein by reference to the 1993 Definitive Proxy Statement of the company)

  10.4 Management Incentive Bonus Plan. (Incorporated herein by reference to the company's Registration Statement No. 2-86314 filed with the Securities and Exchange Commission)

  10.5 Special Bonus Plan. (Incorporated herein by reference to the company's fiscal 1992 Form 10-K)

  10.6 Agreement for the Purchase of Certain Stock of Homecare Holdings, Inc. dated as of June 29, 1993 among Sunrise Medical Inc., Homecare Holdings, Inc., and the selling shareholders listed therein (Incorporated herein by reference to the company's June 29, 1993 Form 8-K filed July 6, 1993)

  10.7 Asset Purchase Agreement for the Purchase of Certain Assets of Jay Medical, Ltd. (Incorporated herein by reference to the company's Form 8-K dated September 16, 1994)

  10.8 The Sunrise Medical Inc. Profit-Sharing/Savings Plan (Incorporated herein by reference to the company's Registration Statement No. 33-88216 filed with the Securities and Exchange Commission)

  27.0    Financial data schedule

b)  Reports on Form 8-K

          On September 24, 1994 the company filed a Current Report on Form 8-K dated September 16, 1994 disclosing the acquisition of certain assets of Jay Medical Ltd., a Boulder, Colorado-based manufacturer of wheelchair cushions and seating systems, and providing the required audited and pro forma financial statements.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SUNRISE MEDICAL INC.



Date:  February 2, 1995                   /s/  Ted N. Tarbet
                                        -------------------------------
                                          Ted N. Tarbet
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Secretary (Principal
                                          Financial Officer)



Date:  February 2, 1995                   /s/  John M. Radak
                                        --------------------------------
                                          John M. Radak
                                          Vice President and Controller
                                          (Principal Accounting Officer)