Form 10-Q
period 1995-03-31
SUNRISE MEDICAL INC
filed 1995-05-15
CIK 720577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  Form 10-Q

================================================================================

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  -----------

Commission File No. 0-12744

                             SUNRISE MEDICAL INC.

            (Exact name of registrant as specified in its charter)

             Delaware                                      95-3836867
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
                                             -----      ----
================================================================================

Number of shares of common stock outstanding at May 5, 1995:

                                  18,590,858

                SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)


                                                                                  March 31,  July 1,
                                                                                    1995       1994
                                                                                ----------- ----------
Assets                                                                          (unaudited)
Current assets:
  Cash and cash equivalents                                                      $   4,623  $   2,581
  Receivables, net                                                                 132,900    118,729
  Inventories                                                                       81,134     65,558
  Other current assets                                                              10,997      9,382
                                                                                 ---------  ---------
Total current assets                                                               229,654    196,250
                                                                                 ---------  ---------
Property, plant and equipment, net                                                  86,202     78,544
Goodwill and other intangible assets, net                                          233,574    202,477
Other assets, net                                                                    2,602        781
                                                                                 ---------  ---------
Total assets                                                                     $ 552,032  $ 478,052
                                                                                 =========  =========

Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term obligations                                  $   1,680  $   1,789
  Trade accounts payable                                                            30,379     31,611
  Accrued compensation and other expenses                                           53,641     54,619
  Income taxes                                                                       8,788      4,893
                                                                                 ---------  ---------
Total current liabilities                                                           94,488     92,912
                                                                                 ---------  ---------
Long-term debt, less current installments                                          156,664    118,697
Deferred income taxes                                                                2,785      2,856
Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000 shares; none issued                         --         --
  Common stock, $1 par. Authorized 40,000 shares; 18,409 and
  17,996 shares, respectively, issued and outstanding                               18,409     17,996
  Additional paid-in capital                                                       182,431    175,965
  Retained earnings                                                                 92,141     70,853
  Cumulative foreign currency translation adjustment                                 5,114     (1,227)
                                                                                 ---------  ---------
Total stockholders' equity                                                         298,095    263,587
                                                                                 ---------  ---------
Total liabilities and stockholders' equity                                       $ 552,032  $ 478,052
                                                                                 =========  =========

    (See accompanying notes to condensed consolidated financial statements)

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                   Thirteen Weeks Ended
                                                  ----------------------
                                                       (unaudited)
                                                  March 31,     April 1,
                                                    1995          1994
                                                  ---------     --------
Net sales                                         $148,641      $119,997
Cost of sales                                       94,229        75,679
                                                  --------      --------
Gross profit                                        54,412        44,318
                                                  --------      --------
Marketing, selling and administrative expenses      31,987        25,467
Research and development expenses                    3,843         2,885
Corporate expenses                                   1,812         1,490
Amortization of goodwill and other intangibles       1,657         1,553
                                                  --------      --------
                                                    39,299        31,395
                                                  --------      --------
Corporate operating income                          15,113        12,923
                                                  --------      --------
Other (expenses) income:
  Interest expense                                  (2,618)       (1,570)
  Interest income and other, net                       974           (24)
                                                  --------      --------
                                                    (1,644)       (1,594)
                                                  --------      --------
Income before taxes                                 13,469        11,329
Income taxes                                         5,536         4,647
                                                  --------      --------
Net income                                        $  7,933      $  6,682
                                                  ========      ========

Earnings per share                                $   0.42      $   0.36
                                                  ========      ========
  Weighted average number of shares outstanding     18,988        18,621
                                                  ========      ========

   (See accompanying notes to condensed consolidated financial statements)

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                 Thirty-nine Weeks Ended
                                                 -----------------------
                                                        (unaudited)
                                                  March 31,     April 1,
                                                    1995          1994
                                                  ---------     --------
Net sales                                         $436,103      $330,938
Cost of sales                                      280,622       210,180
                                                  --------      --------
Gross profit                                       155,481       120,758
                                                  --------      --------
Marketing, selling and administrative expenses      92,831        71,120
Research and development expenses                    9,931         8,032
Corporate expenses                                   5,216         4,245
Amortization of goodwill and other intangibles       4,845         4,430
                                                  --------      --------
                                                   112,823        87,827
                                                  --------      --------
Corporate operating income                          42,658        32,931
                                                  --------      --------
Other (expenses) income:
  Interest expense                                  (7,080)       (4,328)
  Other income and expense, net                        565           (31)
                                                  --------      --------
                                                    (6,515)       (4,359)
                                                  --------      --------
Income before taxes                                 36,143        28,572
Income taxes                                        14,855        11,026
                                                  --------      --------
Net income                                        $ 21,288      $ 17,546
                                                  ========      ========

Earnings per share                                $   1.14      $   0.96
                                                  ========      ========
  Weighted average number of shares outstanding     18,714        18,241
                                                  ========      ========

   (See accompanying notes to condensed consolidated financial statements)

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                 Thirty-nine Weeks Ended
                                                                 -----------------------
                                                                       (unaudited)
                                                                 March 31,       April 1,
                                                                   1995            1994
                                                                 ---------      ---------
Cash flows from operating activities:
       Net income                                                $  21,288      $  17,546
       Non-cash items                                               17,111         11,199
Changes in assets and liabilities, net of effect of acquisitions:
       Receivables, net                                            (10,045)        (8,675)
       Inventories                                                 (14,284)       (10,867)
       Other assets                                                 (3,533)        (6,824)
       Accounts payable and other liabilities                       (3,030)         6,947
                                                                 ---------      ---------
Net cash provided by operating activities                            7,507          9,326
                                                                 ---------      ---------
Cash flows from investing activities:
       Payments for purchase of property, plant and equipment      (19,000)       (17,552)
       Net cash invested in acquisition of businesses              (19,392)      (105,676)
                                                                 ---------      ---------
Net cash used for investing activities                             (38,392)      (123,228)
                                                                 ---------      ---------
Cash flows from financing activities:
       Borrowings of long-term debt                                148,713        141,972
       Repayments of long-term debt                               (118,355)       (66,483)
       Proceeds from issuance of common stock                        2,355            801
                                                                 ---------      ---------
Net cash provided by financing activities                           32,713         76,290
                                                                 ---------      ---------
Effect of exchange rate changes on cash                                214              5
                                                                 ---------      ---------
Net increase (decrease) in cash and cash equivalents                 2,042        (37,607)
Cash and cash equivalents at beginning of period                     2,581         40,038
                                                                 ---------      ---------
Cash and cash equivalents at end of period                       $   4,623      $   2,431
                                                                 =========      =========


    (See accompanying notes to condensed consolidated financial statements)

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1994 Annual Report on Form 10-K filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of March 31, 1995 and April 1, 1994, and for the thirteen week and thirty-nine week periods then ended, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year.

2. Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of:

                                                             (in thousands)
                                                           March 3,    July 1,
                                                               1995       1994
                                                           --------    -------
    Raw material                                            $36,621    $26,353
    Work-in-process                                           6,845      8,686
    Finished goods                                           37,668     30,519
                                                            -------    -------
                                                            $81,134    $65,558
                                                            =======    =======

    Interim period inventory classification involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

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

    Unaudited pro forma combined results of the company and Jay, as if the acquisition had occurred at the beginning of fiscal 1994, for the thirty-nine week periods ended March 31, 1995 and April 1, 1994 are as follows (in thousands except per share data).

                                              Thirty-nine Weeks Ended
                                              -----------------------
                                               March 31,     April 1,
                                                    1995         1994
                                               ---------     --------
    Sales                                       $440,952     $346,088
    Net income                                  $ 21,343     $ 19,401
    Earnings per share                          $   1.14     $   1.05

4. On April 7, 1995, subsequent to the end of the company's quarter end, the company completed the acquisition of all the outstanding stock of S.E.P.A.C., Corona S.A., Tecktona Bois S.A., and Tecktona Sante S.A., a group of related French corporations, (collectively, the "Corona Group"). The total purchase price of 206 million French francs included cash of 175 million French francs and Sunrise common stock valued at 31 million French francs. The cash portion of the purchase price was provided from the company's existing credit facility. The Corona Group manufactures and markets hydraulic and electric beds and other furniture for the home care, nursing home, and hospital markets in France.

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            Results of Operations
                            ---------------------

     Thirteen Weeks ended March 31, 1995 as compared to Thirteen Weeks ended
     -----------------------------------------------------------------------
April 1, 1994:
- --------------

     Third quarter net sales of $149 million were up 24% from $120 million for the same period in fiscal 1994. The base business growth was 15% while acquisitions and favorable foreign currency translation contributed six percentage points and three percentage points, respectively, to the quarter's sales growth.

     Rehabilitation Products sales grew 33% to $76 million from prior year's third quarter sales of $58 million. European wheelchair sales led this product group with 45% growth. In the United States, sales of power wheelchairs and seating products were the major contributors to this growth. Third quarter patient aids sales increased by 6% over last year.

    Recovery Products sales increased 15% to $40 million compared to $35 million in the prior year. Revenue from therapeutic mattress products increased by 21% over to the same period in fiscal 1994. Sales of health care beds matched last year's second quarter performance.

     Sales of Respiratory Products were up 19% to $33 million from $27 million in the third quarter of last year. Increased sales of nebulizers and sleep apnea products contributed to this sales growth.

     Net income for the quarter increased 19% to $7.9 million as compared to $6.7 million in the prior year. The effective tax rate in the third quarter of 41.1% was comparable with prior year. Earnings per share for the third quarter rose 17% to $.42 from $.36 in fiscal 1994.

     Key items as a percentage of net sales were:


                                                      Thirteen Weeks Ended
                                                     ----------------------
                                                      March 31,    April 1,
                                                           1995        1994
                                                      ---------    --------
Gross profit                                             36.6%        36.9%
Corporate operating income                               10.2%        10.8%
Interest expense                                          1.8%         1.3%
Net income                                                5.3%         5.6%


     Gross margin declined by 0.3% in the current third quarter as improvements in product mix and overhead absorption were offset by increased materials cost in certain product categories.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Marketing, selling and administrative expenses along with research and development expenses collectively increased at a rate of 26% for the quarter. The two percentage point increase over the third quarter sales growth rate reflects additional investment in new product development and higher selling expense related to product mix. Amortization of goodwill and other intangibles increased 7% as a result of acquisitions made during the previous three quarters. Corporate operating income for the third quarter increased 17% over prior year for the reasons described above.

    Interest expense increased 67% over the third quarter of the prior year as a result of increased average borrowings under the company's credit facility and higher interest rates. The additional borrowings were used to finance the September 16, 1994 acquisition of Jay Medical, Ltd and the February 17, 1995 acquisition of ALA/Molinari, an Italian distributor of Sunrise Medical rehabilitation products. These borrowings were also used to fund working capital needs driven by base business sales growth and the company's growing dealer financing program.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                             Results of Operations
                             ---------------------

     Thirty-nine Weeks ended March 31, 1995 as compared to Thirty-nine Weeks
     -----------------------------------------------------------------------
     ended April 1, 1994:
     --------------------

     Net sales for the first nine months of fiscal 1995 rose to $436 million from $331 million for the same period in fiscal 1994. This 32% growth in sales was composed of 23% internal growth, 7% acquisition growth, and a 2% foreign currency transaction benefit.

     Rehabilitation Products sales during the first nine months of 1995 totaled $219 million, 32% over the prior year. European wheelchair sales, which increased 46% in the first nine months of the year, were the principal source of this sales growth. Patient aid sales rose 8% during the same period.

    Recovery Products sales increased 29% to $126 million for the first nine months, up from $98 million the prior year. Therapeutic mattress product revenues grew by 39% over last year. Sales of health care beds gained 7% from the first nine months of fiscal year 1994.

     Sales of Respiratory Products were $91 million during the first nine months of fiscal 1995, growing 37% over the prior year. The growth occurred primarily in the liquid oxygen and aerosol product lines.

     Net income was up 21% to $21.3 million in the first nine months as compared to $17.6 million in the same period last year. The effective tax rate of 41.1% for the first nine months of fiscal 1995 was higher than the prior year's 38.6% as a result of the first quarter 1994 implementation of SFAS 109, "Accounting for Income Taxes." Earnings per share rose 19% from $.96 in the first nine months of fiscal 1994 to $1.14 during the same period in 1995.

     Key items as a percentage of net sales were:

                                                      Thirty-nine Weeks Ended
                                                    ---------------------------
                                                      March 31,      April 1,
                                                           1995          1994
                                                    -----------    ------------
Gross profit                                              35.7%           36.5%
Corporate operating income                                 9.8%           10.0%
Interest expense                                           1.6%            1.3%
Net income                                                 4.9%            5.3%


     Gross margin for the first nine months of fiscal 1995 was compressed by 0.8 percentage points from the same period in 1994 due to material cost increases in certain product categories partially offset by overhead absorption.

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Marketing, selling, and administrative expenses, together with research and development expenses collectively rose 30% over the first nine months of 1994, two percentage points below the year-to-date sales growth rate due to product mix and expense controls. Amortization of goodwill and other intangibles increased 9% as a result of acquisitions made during the three previous quarters. Corporate operating income grew 30% over the prior year for the reasons described above.

     Interest expense increased by 64% for the first nine months of 1995 as compared to the same period last year. This increase reflects both higher interest rates and higher borrowings under the company's credit facility which were used to finance acquisitions and working capital requirements.

     During the third quarter of fiscal 1995 the year-to-date interest earned from the financing of dealer purchases was reclassified to interest income from net sales, where it had previously been recorded. This action reflects the company's active expansion of these financing activities and the increasing significance of the related interest income. A similar reclassification for fiscal year 1994 was not made as the amount involved was immaterial.
The interest earned from this dealer financing program in the first nine months of fiscal 1995 was $1.1 million.

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                       Liquidity and Capital Resources
                       -------------------------------

     The company's working capital grew by $31.8 million to $135.2 million in the first nine months of 1995. An increase in current assets associated with higher sales volume and the expansion of the company's dealer financing program drove the growth in working capital. This growth in working capital was financed primarily by cash generated from operations, while investing activities of $38.4 million were primarily funded through additional borrowings under the company's credit facility and subordinated acquisition debt. Long-term debt increased $38.0 million to $156.7 million during the first nine months of fiscal 1995.

     During the first nine months of fiscal 1994, the company's working capital decreased by $7.4 million to $84.7 million. The change in working capital was primarily due to the decrease in cash from funding the acquisition of DeVilbiss, partially offset by the net current assets obtained in the acquisition and an increase in current assets resulting from higher sales volume. Cash required to finance working capital growth and investing activities of $123.2 million was funded through $9.3 million in cash generated from operations, together with the use of excess cash reserves and borrowings under the company's credit facility. During the first nine months of 1994, long-term debt grew $75.8 million to $107.0 million.

     Capital expenditures for the first nine months of fiscal 1995 were $19.0 million as compared to $17.6 million for the same period last year. Expenditures in both years were made throughout the company's divisions for new product tooling, building improvements, and equipment and machinery to improve efficiency, reduce costs, and expand capacity.

     The company believes that its internally generated funds together with its borrowings under its existing credit facility are sufficient to finance its ongoing operating and investing activities. The company amended its credit agreement effective August 17, 1994 primarily to increase the unsecured commitment to $225 million from $130 million. The company's unused source of funds under the amended credit agreement at March 31, 1995 was $83.0 million compared to $27.7 million at April 1, 1994.

     The company periodically evaluates possible acquisitions as vehicles to enhance future growth by expanding its product offering or extending its geographical distribution. The company would expect to finance any such potential investment through some combination of additional borrowings under existing or expanded credit facilities, seller financing in the form of subordinated notes, the issuance of common stock to sellers, and the public offering of debt or equity securities.

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
Item 4. Notice of Annual Meeting

The Company's Annual Meeting of Stockholders will be held on Thursday, November 7, 1995 in San Diego, California at a time and meeting site to be announced in the Company's formal meeting notice and Proxy Statement.

Any proposals of stockholders intended to be presented at the company's 1995 Annual Meeting of Stockholders must be received by the Secretary of the company at the address of the company set forth on the first page of this report before June 6, 1995 in order to be considered for inclusion in the company's proxy material for that meeting. In addition, under the company's Bylaws, nominations of candidates for election to the company's Board of Directors and other stockholder proposals must be received by the Secretary of the company not less than 60 days prior to the Annual Meeting in order to be considered and acted upon at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K


a) Exhibits

Exhibit
Number        Exhibit
- -------       -------
3.1           Certificate of Incorporation of the company and amendments thereto. (Incorporated herein by reference to the company's
              Registration Statement No. 2-86314 filed with the Securities and Exchange Commission)

3.2 Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III - Liability of Director to the Corporation." (Incorporated herein by reference to Page 10 of the 1987 Definitive Proxy Statement of the company.)

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

3.7           Amendment of Bylaws to increase number of directors to nine.
              (Incorporated herein by reference to the company's Fiscal
              1994 Form 10-K)

4.1 Shareholders' Rights Agreement dated April 24, 1990. (Incorporated herein by reference to the company's Form 10-Q for the periods ended March 30, 1990)

10.1          First Amended and Restated Credit Agreement dated as of August
              17, 1994 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's
              Form 8-K dated September 16, 1994)

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II-OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K (Continued)


Exhibit
Number       Exhibit
- ------       -------
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

 10.6        Agreement for the Purchase of Certain Stock of Homecare
             Holdings, Inc., dated as of June 29, 1993, among Sunrise Medical
             Inc., Homecare Holdings, Inc., and the selling shareholders listed therein (Incorporated herein by reference to the company's June
             29, 1993 Form 8-K filed July 6, 1993)

 10.7        Asset Purchase Agreement for the Purchase of Certain Assets of
             Jay Medical, Ltd. (Incorporated herein by reference to the company's Form 8-K dated September 16, 1994)

 10.8 Agreement for the purchase of shares of S.E.P.A.C., Corona, S.A., Tecktona Bois S.A., Tecktona Sante S.A., and SCI LA PLANCHE By Home
             Care holdings France S.A. (Incorporated herein by reference to the company's Form 8-K dated April 7, 1995)

 10.9        The Sunrise Medical Inc. Profit-Sharing/Savings Plan
             (Incorporated herein by reference to the company's Registration
             Statement No. 33-88216 filed with the Securities and Exchange
             Commission)

 27.0 Financial data schedule (electronically filed with the Securities and Exchange Commission only)


b) Reports on Form 8-K

     On September 24, 1994 the company filed a Current Report on Form 8-K dated September 16, 1994 disclosing the acquisition of certain assets of Jay Medical Ltd., a Boulder, Colorado-based manufacturer of wheelchair cushions and seating systems, and providing the required audited and pro forma financial statements.

     On March 15, 1995 the company filed a Current Report on Form 8-K dated March 1, 1995 announcing the signing of a definitive agreement to acquire the Corona Group of Tours, France, a leading French manufacturer of health care beds.

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNRISE MEDICAL INC.




Date: May 14, 1995                          /s/ Ted N. Tarbet
                                         ---------------------------------
                                            Ted N. Tarbet
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Secretary (Principal
                                            Financial Officer)



Date: May 14, 1995                         /s/ John M. Radak
                                         ---------------------------------
                                            John M. Radak

                                         Vice President and Controller
                                           (Principal Accounting Officer)