Form 10-Q/A
period 1995-03-31
SUNRISE MEDICAL INC
filed 1995-06-07
CIK 720577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               Form 10-Q/A

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

2. Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of:

                                                             (in thousands)
                                                          March 31,    July 1,
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

    Recovery Products sales increased 15% to $40 million compared to $35 million in the prior year. Revenue from therapeutic mattress products increased by 21% over to the same period in fiscal 1994. Sales of health care beds matched last year's third quarter performance.

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

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                             Results of Operations
                             ---------------------

     Thirty-nine Weeks ended March 31, 1995 as compared to Thirty-nine Weeks
     -----------------------------------------------------------------------
     ended April 1, 1994:
     --------------------

     Net sales for the first nine months of fiscal 1995 rose to $436 million from $331 million for the same period in fiscal 1994. This 32% growth in sales was composed of 23% internal growth, 7% acquisition growth, and a 2% foreign currency translation benefit.

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


SUNRISE MEDICAL INC.




Date: May 31, 1995                       /s/ Ted N. Tarbet
                                         ---------------------------------
                                            Ted N. Tarbet
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Secretary (Principal
                                            Financial Officer)


Date: May 31, 1995                      /s/ John M. Radak
                                        ---------------------------------
                                            John M. Radak

                                         Vice President and Controller
                                           (Principal Accounting Officer)