Form 10-K405
period 1995-06-30
SUNRISE MEDICAL INC
filed 1995-09-29
CIK 720577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For fiscal year ended June 30, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ______________ to ______________

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

================================================================================
Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, par value $1.00                   New York Stock Exchange
Common Stock Purchase Rights                    New York Stock Exchange
================================================================================

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES [X] NO [_]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: $422,665,313 as of September 15, 1995

  On September 15, 1995 the registrant had 18,823,699 outstanding shares of $1 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENTS                                 FORM 10-K REFERENCES
             ---------                                 --------------------
Portions of the company's Definitive Proxy       Part III, Items 10-13 (Page 48)
  Statement for its Annual Meeting of
  Stockholders to be held on November 7, 1995.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

Sunrise Medical Inc. ("Sunrise" or the "company") designs, manufactures and markets medical products used in institutional and home care settings which address the recovery, rehabilitation and respiratory needs of the patient. Products include custom manual and electric wheelchairs, wheelchair seating systems, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and pressure management systems for healthcare and consumer markets. The company manufactures its products in the United States, the United Kingdom, Germany, France and Spain and distributes them through company-owned operations in those countries as well as Canada, Norway, Sweden, Italy, Switzerland, Australia, Poland and the Netherlands and through distributors in more than 80 other countries.

Sunrise Medical's corporate mission is to improve people's lives by creating innovative, high quality products. The company's products increase mobility and independence, speed rehabilitation and recovery, facilitate participation in recreational activities by the disabled and enhance patient care, comfort and respiratory capabilities. They are designed to meet the special needs of five groups of people: the elderly, the disabled, the recovering patient, the respiratory sufferer and the health-conscious consumer.

Sunrise commenced operations in May 1983 and completed its initial public offering in November 1983. The company was created to take advantage of changes affecting the healthcare industry in the United States, including a rapid growth in the elderly segment of the United States population and the introduction in 1983 of new government healthcare reimbursement policies. The new reimbursement policies replaced a cost-plus profit structure with set fixed payments for services rendered by hospitals to Medicare patients. This change in policy led to dramatic changes in the healthcare industry which included a decline in hospital admissions, shorter hospital stays, the emergence of alternate site treatment facilities and an increase in care at home and in nursing homes.

The company's long-term strategic objective, which it calls its "strategic intent," is to become the global market leader in recovery, rehabilitation and home respiratory products by the year 2000. Sunrise is already one of the largest firms in its industry internationally and is the leader in most of its U.S. product markets as measured by industry sales. Sunrise has identified five attractive product markets within the recovery, rehabilitation and home respiratory markets which it considers its core businesses: custom wheelchairs, patient aids, home respiratory devices, pressure management products and healthcare beds. In each of these markets, and with any other core businesses that may be added in the future, the company aims to achieve global leadership over time through the pursuit of the following common strategies:

1. Product Leadership through Specialization - Maintain and extend product leadership in the primary domestic market of each core business by offering innovative, high quality products which address low, middle and higher price niches. Concentrate product marketing efforts on targeted customer bases through dedicated salesforces, customer service specialists, expanded distribution capabilities and convenient financing plans that together add up to superior customer service.

2. Superior Technology - Increase steadily the commitment to research and development, applying the latest available technologies to solve patient problems associated with post-surgical care.

3. Pursuit of Excellence - Aggressively develop a culture at Sunrise dedicated to decentralized management, empowerment of Associates (employees) and continuous improvement in all areas with particular emphasis on total quality management and world class manufacturing methodologies.

4. Global Expansion - Extend domestic market leadership internationally by leveraging competitive advantages in product technology, financial capacity and management systems to capitalize on worldwide macro trends in market demographics, patient care and consolidation of manufacturing industries.

5. Strategic Acquisitions - Enhance core businesses by acquiring proprietary technologies and product lines which yield immediate synergy or help enter fast growing market niches. Extend global reach by purchase of manufacturing or distribution operations in other countries.

DISCUSSION OF MARKET GROUPS
                            REHABILITATION PRODUCTS
                            -----------------------

The Rehabilitation Products Group includes custom wheelchairs and patient aids designed to address the equipment needs of the elderly and the disabled in an outpatient setting. The two core product lines within the company's Rehabilitation Products Group are custom wheelchairs, which are individually manufactured to meet the specifications of each end-user, and patient aids, which are standardized medical products designed to assist in walking, bathing, toileting, patient lifting and patient mobility. These products are sold through dedicated salesforces in each division, who call on a network of home medical equipment ("HME") providers, rehabilitation technology suppliers, and drug wholesalers. International sales are also generated through distributors and dealers in numerous countries, in addition to direct sales to consumers in the U.K. Rehabilitation Products sales accounted for 51% of company sales in 1995.

The company believes its Quickie line of custom ultralight manual wheelchairs is the U.S. and global market leader in this category, enjoying worldwide name recognition among both industry professionals and disabled end-users. Jay Medical is believed to be the world leader in specialty wheelchair cushions and modular positioning products. The company's Guardian brand of ambulatory aids and crutches is believed to hold a leadership position in the domestic home care and hospital markets. Sunrise Medical Ltd. (U.K.), Sopur (Germany), and Uribarri (Spain) are also believed to hold leadership positions in their primary product markets in each of their home countries.

Quickie Designs continued to experience significant growth in sales of power wheelchairs in 1995, while strengthening its position in worldwide sales of custom ultralight wheelchairs. The success of the Quickie P200, now the company's leading power wheelchair, was further enhanced with the introduction of the innovative Quickie P210, which provides a power reclining seating system. Quickie continues to provide products that improve the user's comfort and functionality. The new Quickie Revolution, a high performance custom wheelchair designed to fold horizontally and store easily in the overhead compartment of an airplane, has been very well received. Designed for the active wheelchair user, the Quickie Revolution allows its user greater independence and flexibility in lifestyle.

On September 16, 1994 Sunrise acquired the wheelchair seating business of Jay Medical Ltd. ("Jay"). Jay manufactures and markets wheelchair cushions and positioning systems at its Boulder, Colorado facility. Jay cushions and positioning pads are designed to fit all major brands of wheelchairs. They are filled with Jayflow (R), a patented fluid material designed and manufactured by Jay. Its products provide flexible, cost effective solutions to the seating and postural problems of geriatric, pediatric and adult wheelchair users and are sold globally through a network of exclusive distributors, including Sunrise European distribution divisions, and through rehabilitation equipment providers within the United States. Its marketing channels and referral sources are the same as those used by Sunrise Medical's custom wheelchair business. Jay successfully introduced several innovative products this year. The new J2 back support, designed to address the comfort and posture control issues of the wheelchair user, is now one of Jay's leading products. Jay also extended its seating product line in 1995 by offering the modestly priced Jay Basic Cushion and the recently introduced Jay Duo, a contoured solid seat with an integrated cushion aimed at the high end of this market.

Sunrise Medical Ltd. is the largest producer of rehabilitation equipment in the United Kingdom, manufacturing and marketing four major product lines: custom manual wheelchairs, power wheelchairs, electric scooters, and home stairlifts. Recently, Sunrise Medical Ltd. reported its ninth consecutive year of record sales and profits. This growth has been fueled by increasing exports and product innovation. A recipient of the Queen's Award for Export in 1994, Sunrise Medical Ltd. exported to over 40 countries. The success of the PowerTec F50, a high-end power wheelchair enhanced with an electric powered tilting seat and reclining back, demonstrates the value of innovative products. The addition of a low cost stairlift, the ES model, broadened the Minivator product line and is expected to contribute to revenue growth in the future. A synergistic relationship with Quickie has contributed to this stream of new products, such as the PowerTec F15, a power add-on kit built around Quickie's Breezy frame.

Sopur, the company's German manufacturer of custom lightweight wheelchairs, has for the last several years continued to improve its sales and operating margin through the extension of its product line and the reduction of manufacturing costs and delivery time. Sopur now offers a full spectrum of products, including the Classic, a lightweight low end model; the Easy series of mid-price lightweight wheelchairs; and a high end titanium sports chair, the Allround Titan. In 1995 Sopur added the Starlight and the Allround Kid to its array of products. During the year Sopur reorganized its facilities, improving capacity and production times to new record levels, which in turn allowed for significant reductions in delivery times. The improvement in manufacturing processes was further evidenced by Sopur's ISO 9001 certification in 1995.

Talleres Uribarri, the company's Spanish manufacturer of standard wheelchairs and patient aids, provides Sunrise with a low-cost European manufacturing base for standard wheelchairs, helpful in exporting Spanish-manufactured products to other European countries through other Sunrise European divisions as well as independent distributors. In 1995 Uribarri more than doubled the number of countries to which it exports its products. Uribarri has also used its excellent Spanish sales coverage and dealer network to increase market penetration for other Sunrise products. Uribarri has expanded its product lines this year introducing the Sunpower, a low priced power wheelchair, and the Nido, a manual chair for children with cerebral palsy. These steps have allowed Uribarri to achieve strong sales growth, solidifying its leadership in the Spanish rehabilitation market.

Guardian Products, the leader in the U.S. patient aids market, introduced a new line of consumer retail products under the brand name CareMate. The CareMate line is expected to open new channels of distribution for Guardian, including drug stores, home centers, department stores and specialty retailers. The professional line of Guardian brand products will continue to be marketed through HME providers, which are able to offer the service level required for home medical care patients. Guardian introduced several new and innovative products this year, including the Lift N' Bathe, a unique in-room patient lifting and bathing system, the Anthros product line of PVC tube-constructed patient aids, and a number of attachments and enhancements for its Partner line of patient lifters. During the year, Guardian reduced overhead costs by successfully closing one factory and reorganizing its production operations by product line. The production of high volume ambulatory and bath safety products was consolidated at Guardian's facility in Simi Valley, California, while patient-lifting manufacturing was centralized in Oshkosh, Wisconsin.


                               RECOVERY PRODUCTS
                               -----------------

The Recovery Products Group manufactures products which foster ease of care for recovering patients in institutional settings such as hospitals and nursing homes. This group includes pressure management products, such as air therapy systems and foam mattress overlays, and lines of healthcare beds and nursing home furniture. Domestic salesforces call directly on institutions in addition to medical-surgical distributors and HME providers. Other distribution channels include sales to mass merchandisers and department store chains in the U.S. and Canada, rentals to institutional users of pressure management devices, and foreign sales of healthcare products through the company's international distribution network. Sales of recovery products represented 29% of total company sales in 1995.

Bio Clinic develops cost-effective solutions for the prevention and treatment of pressure sores - skin wounds which can afflict immobilized patients - offering a broad line of modalities to address patient needs at each level of severity. Bio Clinic's Eggcrate(R) line is widely recognized as the U.S. healthcare market leader in disposable foam pressure reduction mattress overlays. In 1993 Bio Clinic established a nationwide network to sell, rent and service air therapy systems and related products in institutional settings. These systems include the BioMedx, the Orthoderm line of cost effective pressure management products and the newly introduced Bio Therapy Plus Mattress System. Bio Clinic reaches the home care market by forming relationships with HME providers who rent or buy products from Bio Clinic and deliver them into the home. Bio Clinic also has important relationships with major national distributors such as Baxter, General Medical and Owens & Minor, who offer Bio Clinic products to their customers.

Healthcare institutions have been increasing their use of reusable air therapy products and other substitutes in preference to disposable foam products. In response to this market change, Bio Clinic has been using its foam manufacturing core competence to address the consumer market with a line of consumer mattress pads and pillows for sale through retailers such as K-Mart, Wal-Mart and J.C. Penney. In fiscal 1993 the company acquired American Decorative Inc. and its subsidiary Comfort Sleeper. Comfort Sleeper was integrated into Bio Clinic's consumer foam business in 1994. The unified consumer business, later renamed Comfort Clinic, is believed to be the U.S. market leader in the therapeutic sleep products market segment. Beginning in fiscal 1996, Comfort Clinic will be operated as a separate Sunrise Medical operating division.

The Joerns line of healthcare beds and nursing home furniture is believed to be the domestic leader in sales to the nursing home market. The nursing home furniture market has averaged 10% annual growth over the past decade but has been characterized by cyclical swings. In 1995 nursing home construction was rather flat, slowing sales growth at Joerns. Order levels in the last quarter rose significantly, indicating a more positive market in 1996. The long-term outlook for this market remains favorable due to demographic trends and the greater than 90% average occupancy rate presently being experienced by nursing homes. SunTec, a sales division established by Joerns in fiscal 1993 to market its home care bed line to the HME industry, continued favorable growth trends in 1995.

In the last several years, Joerns has moved to the state-of-the-art, European 32 millimeter system design for efficient manufacturing and modular assembly of its case good product lines. The Presidential, Windsor, Classics and Americana collections are all new lines of case goods introduced this year. All incorporated a greater focus on style and an expanded array of finish and hardware options. The Vista bed, a revolutionary home care bed that utilizes two motors to accomplish the work of three, was introduced this year to address the recent change in Medicare policy that stopped reimbursement for three-motor, full electric beds.

On April 7, 1995 Sunrise Medical acquired a group of related French companies, collectively referred to as the Corona Group ("Corona"). Corona, founded in 1954, is a leading manufacturer of healthcare beds with annual revenues of approximately $37 million. Corona is believed to be the French market leader in home care beds and the second largest manufacturer of hospital beds and nursing home beds and furniture.

Corona operates two modern manufacturing facilities in Tours, France--one produces beds and the other nursing home furnishings. Corona markets its products to French nursing homes and hospitals through its own direct salesforce and sells to home care dealers through a wholly-owned distribution company. Sunrise intends to use its developed European distribution network to introduce Corona's products throughout Europe.


                             RESPIRATORY PRODUCTS
                             --------------------

In the beginning of fiscal 1994, Sunrise Medical entered the home respiratory segment of patient care with the acquisition of Homecare Holdings, Inc., the parent company of DeVilbiss Health Care, Inc. ("DeVilbiss"). DeVilbiss manufactures products in three categories: aerosols, oxygen and sleep therapy. Aerosols, made up primarily of compressor nebulizers, convert liquid medicine into airborne particles to treat breathing disorders such as asthma and cystic fibrosis. Oxygen concentrators enrich normal room air up to 93% purity for patients suffering from chronic obstructive lung diseases such as emphysema and bronchitis. In January 1994 DeVilbiss extended its oxygen products line with the acquisition of a line of portable liquid systems and proprietary demand oxygen delivery devices. Sleep products help sufferers of obstructive sleep apnea by supplying continuous positive airway pressure ("CPAP") while they are sleeping.

Home respiratory products accounted for 20% of total company sales in fiscal 1995. DeVilbiss has manufacturing locations in both the U.S. and the U.K. and distribution operations in France and Germany, generating roughly 35% of its sales outside the U.S. Domestically, their nationwide salesforce calls on many of the same HME providers as do other Sunrise HME salesforces. Management believes DeVilbiss is the U.S. market leader in nebulizers and the world leader in concentrators. New products such as the Walkabout, with PulseDose-demand oxygen delivery, and the Horizon, a CPAP device for adult obstructive sleep apnea sufferers, are expected to enhance the future respiratory products sales growth.

                                 SUNMED SERVICE
                                 --------------

A new logistics division, called SunMed Service, was created in 1995 to consolidate the customer service, order entry, distribution and credit functions for standard products sold to the U.S. HME market from all Sunrise divisions. SunMed Service ("SMS") is expected to be operational early in calendar 1996 and will be headquartered in the Los Angeles area. SMS will have order processing centers in California and Pennsylvania and a network of regional distribution centers located throughout the United States.

Customers will be able to purchase standard products across all Sunrise divisions by placing a single order to SMS, with products being shipped the next day from one of the regional distribution centers. Customized products, such as most Quickie wheelchairs and many of Jay's cushion products, will continue to be ordered directly and shipped from those factories.

GEOGRAPHICAL SEGMENTS

Financial information concerning the company's two geographical segments, North America and Europe, is included under "Geographic Segment Information" in the Notes to the Consolidated Financial Statements.

COMPETITION

The company encounters significant competition domestically from a number of manufacturers in each of its product lines, and from foreign sources for some products. The company competes primarily on the basis of product features and performance, customer service and delivery, competitive prices and the strength of its salesforces, company-owned distribution operations and independent dealer networks.

MANUFACTURING

The company's manufacturing processes include fabrication, assembly, testing and quality assurance. Certain components used in the company's products, such as small motors and electronic controls, are manufactured by third parties. Although the company purchases most of its raw materials, components and supplies from a number of different vendors, it does procure a few components and materials on a single-source basis. If one of these single-source vendors failed to deliver components as planned, shipments of certain of the company's products could be delayed.

During the past few years, prices paid by the company for certain raw materials, such as aluminum, foam and wood, have fluctuated. When prices have increased the company has frequently not passed along the full effect of such increases to its customers, preferring instead to maintain or enhance, if possible, its market positions. However, in 1995 prices were raised in selected markets to partially offset increases in certain raw material costs.

The company has utilized a variety of operational tools such as "just in time" manufacturing, total quality management, target costing and its Associate suggestion system to reduce product costs, increase quality, shorten delivery cycles and improve asset turnover. These complementary techniques are all part of the company's Pursuit of Excellence program.

RESEARCH AND PRODUCT DEVELOPMENT

The company conducts research and development at each of its manufacturing divisions. For the year ended June 30, 1995, the company expended $13.9 million on research and development as compared to $11.0 million for the prior year, a 26% increase. Each operating unit has established objectives for introducing new products in fiscal 1996, and the company tracks progress against those objectives on a regular basis. As a result of its effort to introduce innovative new products across its product lines, the company has steadily increased research and development expenditures and plans to continue to do so for the foreseeable future.

PATENTS

The company currently holds patents associated with certain existing products and has filed applications for additional patents covering certain of its newer products. Although patents sometimes can provide a meaningful competitive advantage in a particular product market, overall management does not consider the ownership of patents essential to its operation. The company relies on product quality and features, strong marketing and distribution networks, and continuing new product introductions, in addition to its patents, to protect and improve its market positions.

GOVERNMENTAL REGULATION

The healthcare industry is affected by extensive government regulation and funding at the federal and state levels.

   MEDICARE AND MEDICAID. Medicare is a federally funded health insurance program administered by private insurance companies providing health insurance coverage for persons 65 or older and certain disabled persons. Medicaid is a federally and state funded health insurance program administered by state governments that provides reimbursement for healthcare related expenses for certain financially or medically needy persons regardless of age. These programs provide reimbursement for rentals and sales of medical equipment and supplies. Medicare generally pays 80% of the allowable reimbursement rate, while Medicaid generally pays 100%.

   The company estimates that about 22% of its fiscal 1995 sales were ultimately dependent for payment upon these U.S. government programs. The company is not a provider under Medicare or Medicaid, but its products are sold to HME providers, nursing homes and hospitals which are providers under these programs and do depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare/Medicaid regulations can impact the company's revenues and collections indirectly by reducing the reimbursement rate received by HME providers and thus making it less profitable for them to sell or rent products to the end-user. This, in turn, can put downward pressure on prices charged for the company's products sold through this channel. Medicare cutbacks are expected to impose just such pricing pressures in fiscal 1996, particularly in the category of respiratory products. Management believes that intensified healthcare cost containment efforts through managed care also favor lower cost alternatives such as home healthcare and related products, as has been the case historically. The company believes it is well positioned to provide appropriate products at whatever price points the market demands and has made special efforts in recent years to allocate more of its new product engineering dollars to lower cost, more generic products favored by managed care and Medicare/Medicaid programs.

   FDA REGULATION. Medical equipment manufactured by the company is subject to regulation by the U.S. Food and Drug Administration ("FDA"). All medical devices must be the subject of device listings filed with the FDA, and medical device manufacturers must be registered. Certain products require clearance by the FDA prior to marketing and distribution in the U.S. Delays in receiving such approval can adversely affect the company's ability to introduce new products on a timely basis and impact the company's results of operations. During the last two years, such delays have slowed up new product introductions and in a number of cases have led to their initial marketing overseas in advance of the U.S.

EMPLOYEES (ASSOCIATES)

The company employed 4,054 full-time Associates worldwide as of June 30, 1995. 404 Associates in the United States are covered under two collective bargaining agreements which expire on May 23, 1997 and June 29, 1998, respectively. In Europe, 119 Associates in the United Kingdom and 134 in Germany are covered by informal union arrangements. The company has not experienced a strike, work stoppage or labor disturbance during its twelve year history. The company believes that its labor relations are generally good.

BACKLOG

The company's backlog of firm orders at June 30, 1995 was approximately $35.0 million, compared to $32.8 million for the year ended July 1, 1994. Of this amount in 1995, $20 million (compared to $10 million for the prior year period) represented orders for patient room beds and furnishings, the one portion of the company's business for which backlog is believed to be a meaningful factor because of the longer order lead times in this industry. All of these orders are expected to be filled in the first half of fiscal 1996. Generally, the company manufactures the balance of its products to its forecast of near term demand, shipping immediately from stock, or else produces based on actual orders received and ships within a short period thereafter. As a result, the company does not have a substantial backlog for these products and does not believe that backlog at any particular time is generally indicative of future sales levels.

WORKING CAPITAL REQUIREMENTS

The company does not maintain inventory of its products for a significant period of time (See "Backlog"). Most of the company's products are manufactured in connection with specific orders which are shipped in less than 30 days, and in many cases less than 72 hours, from receipt of the order. Patient room bed and furnishing products also are manufactured in connection with specific orders, but may take from one to three months until all product is ready to ship. The company maintains a larger stock of those component parts which require longer lead times to obtain from suppliers to minimize the risk of extending time periods to fulfill product orders. The company sells products subject to customary warranties, and occasionally accepts products for replacement upon customer requests. However, returns for credit or refund have not been a material aspect of the company's business. In addition, most of the company's sales are made on standard terms requiring payment by the customer within 30 days of delivery. Some sales are made on extended terms on a selective basis. The company offered extended terms in 1994 to certain of its customers who were impacted by the delays resulting from the DMERC (Durable Medical Equipment Regional Carriers) Medicare reimbursement transition, causing an increase in accounts receivable at July 1, 1994.

Although, the reimbursement process improved during 1995, the use of extended terms and other forms of seller financing as a competitive feature has continued to impact accounts receivable levels during fiscal 1995.

FOREIGN OPERATIONS

The company has foreign subsidiaries with manufacturing operations in the United Kingdom, France, Germany and Spain. A total of twelve additional subsidiaries, located in the United Kingdom, Germany (2), Canada, France (2), Norway, Sweden, Italy, Switzerland, Australia and the Netherlands, are involved in distribution activities. All of the company's facilities are located in industrially developed areas where qualified labor and material supply have been readily available at economic rates. See "International Operations" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) for additional information and discussion about foreign operations and foreign currency risk management.

ITEM 2. PROPERTIES

The company's worldwide corporate headquarters office is located in Carlsbad, California, and comprises approximately 20,600 square feet of leased space, that Sunrise occupies under a lease expiring in 2004. In addition, the company conducts its U.S. operations from 45 leased facilities (totaling over 1 million square feet) under leases with expiration dates ranging from 1995 through 2008, together with three company owned facilities totaling approximately 425,000 square feet.

For its international operations, Sunrise leases 24 facilities in Europe and Australia (totaling approximately 250,000 square feet) under leases with expiration dates ranging from 1995 through 2017, together with five company owned facilities in Europe totaling approximately 325,000 square feet.

The company's facilities are used primarily for manufacturing, warehousing and administration. Sunrise has options to renew a number of its leases as well as purchase options on certain leased facilities. Management believes that its facilities are adequate for the company's current needs.

ITEM 3.  LEGAL PROCEEDINGS

On August 18, 1995, a lawsuit was filed in the Colorado District Court of Boulder County, Colorado entitled Alden Laboratories, Inc. v. Eric C. Jay, Pressure Relief Technologies, Inc., d/b/a Jay Fluid Mattress, Sunrise Medical Inc., Quickie Designs Inc. and Jay Medical, Inc. The plaintiff alleges that the activities of the defendants during and prior to the acquisition (the "Acquisition") by the Company of the seating business of Pressure Relief Technologies, Inc. (formerly Jay Medical, Ltd., the "Seller"), constituted a breach of contract, and other wrongful conduct by the defendants. The plaintiff seeks damages in an unspecified amount, injunctive relief and attorneys' fees and costs. The Company believes that it has substantial defenses to each of the claims asserted against it and its subsidiaries, and intends to defend vigorously against those claims. The Acquisition agreement obligates the Seller to indemnify the Company against certain of the costs, expenses and losses it may incur as a consequence of the suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 1995 to a vote of the company's security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered Item in Part I of this Report.

The following is a list of names and ages of all of the executive officers (within the meaning of Item 401 of Regulation S-K) of the company indicating all positions and offices with the company held by each such person and each such person's principal occupations or employment during the past five years. Executive officers serve at the discretion of the Board of Directors. No person other than those listed below has been chosen to become an executive officer of the company.

Name                         Age                         Position
--------------------------   ---   -------------------------------------------------------
Richard H. Chandler           52   Chairman of the board and CEO
Larry C. Buckelew             42   President and chief operating officer
C. Leslie de Ruiter           36   Managing director - Sunrise Medical Benelux
Raymond W. Dyer               49   President - DeVilbiss Health Care Inc.
John R. Frymark               40   President - Guardian Products Inc.
Richard H. Kollisch           47   President - Sopur GmbH
Gary Limon                    42   President - Bio Clinic Corporation
Dennis J. McCarthy            54   President - Joerns Healthcare Inc.
Brad Nutter                   43   Senior vice president, corporate marketing
Thomas H. O'Donnell           52   President - Quickie Designs Inc.
Barrie Payne                  58   Managing director - Sunrise Medical Ltd.
Greg Szabo                    41   President - Comfort Clinic
Ted N. Tarbet                 42   Senior vice president, CFO
Roberta C. Baade, Ph.D.       51   Vice president of human resources
Steven A. Jaye                39   Vice president, general counsel and corporate secretary
John M. Radak                 34   Vice president and controller
Sam Sinasohn                  34   Vice president of taxes

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (CONTINUED)

Richard H. Chandler was elected chairman of the Board of Directors and chief executive officer of the company in July 1993. Previously, Mr. Chandler was chairman of the Board of Directors and president from the company's inception in January 1983 until July 1993. From 1982 to 1983, he was President of the Richard H. Chandler Company, a management consulting firm, during which period he planned the formation of the company. From 1977 to 1982, he was president and chief executive officer of Abbey Medical, Inc., with the exception of six months in 1979 when he was group vice president of Sara Lee Corporation. Mr. Chandler participated in the leveraged buy-out of Abbey Medical from Sara Lee Corporation in June 1979 and arranged for its sale to American Hospital Supply Corporation in April 1981.

Larry C. Buckelew has been a director, chief operating officer and president of the company since August 1994, and was president of the company from July 1993 until August 1994. Previously, Mr. Buckelew was president of Bio Clinic Corporation, a company subsidiary, from November 1986 until July 1993. From 1984 to 1986, Mr. Buckelew was vice president, marketing and business development for the American Scientific Products Division of American Hospital Supply Corporation, a distributor of laboratory equipment and supplies. He was vice president, area manager for American Scientific Products from 1983 to 1984, and previously held several positions of increasing responsibility with American Hospital's Pharmaseal Division, a manufacturer of disposable medical devices.

C. Leslie de Ruiter has served as managing director of Sunrise Medical Benelux since October 1992. Previously, Mr. de Ruiter held the positions of business unit manager and marketing manager for the OPG Group, a Dutch healthcare company that manufactures, imports and sells pharmaceuticals and medical supplies, from 1989 through 1992. Prior to that, Mr. de Ruiter held a variety of sales and marketing positions at Eli Lilly International Benelux, a pharmaceutical company.

Raymond W. Dyer was elected president of DeVilbiss Health Care Inc. in June 1994. From 1992 to 1994, Mr. Dyer was president of Renal Products Group of National Medical Care, Inc. a division of W.R. Grace & Company that manufactures kidney dialysis equipment and supplies. Prior to joining W.R. Grace, he held a variety of positions with Cobe Laboratories, a manufacturer of blood oxigenators and dialysis equipment and supplies, including corporate vice president for Europe, Africa and Middle East operations and division president.

John R. Frymark was elected president of Guardian Products Inc. in June 1994. Previously, Mr. Frymark served as vice president of sales and vice president of marketing at Guardian from January 1989 until June 1994 and from July 1986 until January 1989, respectively. Prior to joining Guardian, he was the director of marketing for the Pharmaseal Division of Baxter Healthcare Corp, a manufacturer of disposable medical devices.

Richard H. Kollisch was elected president of Sopur GmbH in June 1992. Previously, Mr. Kollisch was vice president and general manager during 1990 and 1991 for a division of The Stanley Works, a hand tool manufacturer. From 1979 to 1990 he served as president and chief executive of an American subsidiary of J.F. Behrens AG, a German manufacturer of pneumatic tools and industrial fasteners.

Gary Limon was elected president of Bio Clinic Corporation in July 1995 after serving as vice president and general manager of the Air Systems Division for the previous year. Mr. Limon served as vice president and general manager of Bio Clinic's Consumer Division since its inception in 1988 until 1994. He was vice president of marketing for the Bio Clinic Healthcare Division from 1986 to 1988, and held several other sales management positions of increasing responsibility with Bio Clinic since 1979.

Dennis J. McCarthy was elected president of Joerns Healthcare Inc. in September 1990. From 1986 to 1989, Mr. McCarthy was president of the Document Management Products Company (DMPC), a subsidiary of Bell & Howell Company that manufactures and markets office products and systems, where he also served as a corporate vice president. From 1981 to 1986, he was president of the Computer Output Microfilm Division of Bell & Howell.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (CONTINUED)

Brad Nutter was elected senior vice president of corporate marketing in July 1995. Previously, Mr. Nutter had served as president of Bio Clinic Corporation since July 1993. From 1990 to 1993, Mr. Nutter was president of Hospitex, a Baxter International division that markets textiles, apparel, pressure relief and incontinent care products. Mr. Nutter served as Baxter's vice president, corporate sales for Multi-Hospital Systems, a division of Baxter International that manufactures and distributes medical products, from 1985 to 1990. Prior to joining Baxter, he held a variety of positions with American Hospital Supply Corporation including vice president, national accounts and Midwest area vice president.

Thomas H. O'Donnell was executive vice president - operations of the company from January 1987 until August 1989, when he was elected president of Quickie Designs Inc. In 1986 Mr. O'Donnell was president and chief operating officer of General Computer Company, a manufacturer and distributor of personal computer peripherals. From 1984 to 1985, he was chief executive officer of Connecting Point of America, Inc., a chain of computer retail stores. From 1967 to 1984, he was with IBM Corporation in a variety of management positions. Prior to leaving IBM, he was vice president - product management for the Entry Systems Division of IBM.

Barrie Payne has served as managing director of Sunrise Medical Ltd. since June 1983. Previously, Mr. Payne was president and general manager of A-BEC Mobility Inc. since 1972 and is a former owner of A-BEC, a distributor of electric wheelchairs and other power mobility products.

Greg Szabo was elected president of Comfort Clinic in July 1995. Mr. Szabo served as vice president and general manager of Bio Clinic's Healthcare Foam Division since 1994. He was vice president of healthcare marketing at Bio Clinic from 1991 to 1994. Prior to joining Bio Clinic, Mr. Szabo was the director of sales and marketing for Retec and Gaymar from 1989 to 1991.

Ted N. Tarbet was elected senior vice president and chief financial officer in August 1993. Previously, Mr. Tarbet served as vice president, chief financial officer and secretary from June 1989 until August 1993. He served as corporate controller from 1986 to 1988, when he was elected vice president and controller of the company. From 1981 to 1986, Mr. Tarbet served as controller and then as vice president and chief financial officer of Anadex Inc., a manufacturer of personal computer products. Mr. Tarbet is a certified public accountant.

Roberta C. Baade, Ph.D., was elected vice president of human resources in June 1994. Previously, Dr. Baade was director of human resources for the Space Systems Division of General Dynamics Corporation since 1991. From 1983 to 1991, she held a variety of positions with General Dynamics Corporation including corporate director of human resource development. Dr. Baade holds a Ph.D. in organizational communication.

Steven A. Jaye was elected vice president/general counsel and corporate secretary of the company in August 1995. From 1991 through 1995, Mr. Jaye served as the vice president - legal for Magma Power Company - a publicly traded, international, independent power producer. From 1984 through 1991 he served as a business attorney with Latham & Watkins, handling a broad range of finance and acquisition transactions, as well as general business matters for healthcare and technology-based companies worldwide. Mr. Jaye graduated in 1979 with an engineering degree from the University of California at San Diego, and worked for two years as a project engineer before attending the University of Southern California, where he earned a Juris Doctor degree in 1984.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (CONTINUED)

John M. Radak was elected vice president and controller in January 1995. Previously, Mr. Radak was vice president, finance for the respiratory care subsidiary of Bird Medical Technologies Inc., a medical device manufacturer. Prior to joining Bird, he held various financial management positions of increasing responsibility with Calcomp Inc. a Lockheed subsidiary which manufactures printers and plotters for computer graphics applications. From 1982 to 1985 Mr. Radak was an accountant for Deloitte and Touche LLP. Mr. Radak is a certified public accountant.

Sam Sinasohn was elected vice president of taxes in March 1994. Previously, Mr. Sinasohn served as director of taxes and assistant secretary from September 1988 to March of 1994 and as tax manager from July 1985 to September 1988. From 1982 to 1985, Mr. Sinasohn was a tax specialist for KPMG Peat Marwick LLP. Mr. Sinasohn is a certified public accountant.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The company's common stock, $1 par value trades on the New York Stock Exchange under the symbol "SMD." The highest and lowest daily closing price for each quarterly period during the last two fiscal years was as follows:

                                     1995                   1994
                                ---------------      ------------------
                                  High    Low          High    Low
-----------------------------------------------------------------------
First Quarter                   26 1/2    20           24 7/8    21 3/8
Second Quarter                  29 1/4    24           30 1/2    24 1/4
Third Quarter                   36 3/4    26 3/4       32 3/4    28 3/4
Fourth Quarter                  36 3/8    27 3/8       30 1/2    21 1/4
Year                            36 3/4    20           32 3/4    21 1/4
-----------------------------------------------------------------------

The number of holders of record of Sunrise common stock as of September 14, 1995 was 682. The company estimates it has approximately 10,600 beneficial holders of its common stock.

The company has not paid cash dividends to holders of its common stock and has no plans to do so in the foreseeable future. The company presently intends to retain all earnings to fund its operations and future growth.

ITEM 6.  SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

                                                                          Years Ended
                                                       -------------------------------------------------------
                                                       June 30,   July 1,     July 2,     July 3,     June 28,
                                                         1995       1994       1993      1992/(3)/      1991
                                                       --------   --------   ---------   ----------   --------
Selected consolidated results of operations data:
  Net sales                                            $603,978   $467,906    $319,196   $  243,920   $203,825
  Gross profit                                          217,656    170,825     115,317       86,218     69,909
  Marketing, selling and administrative expenses        128,441    100,238      67,269       51,796     43,772
  Research and development expenses                      13,937     11,029       7,388        5,846      4,212
  Corporate expenses                                      7,360      5,444       4,439        3,701      3,125
  Amortization of intangibles                             6,823      5,435       2,374        1,772      1,472
  Corporate operating income                             61,095     48,679      33,847       23,103     17,328
  Interest expense                                       10,358      6,078       4,252        2,908      3,656
  Income before taxes                                    51,938     42,584      29,696       20,244     13,670
  Net income                                           $ 30,680   $ 25,857    $ 18,090   $   12,027   $  8,068
                                                       ========   ========    ========   ==========   ========
Primary earnings per share:
  Net income                                           $   1.63   $   1.41    $   1.21   $      .94   $    .79
                                                       ========   ========    ========   ==========   ========
  Weighted average shares outstanding                    18,819     18,317      14,950       12,786     10,246
                                                       ========   ========    ========   ==========   ========
Fully diluted earnings per share:/(1)/
  Net income                                           $   1.63   $   1.41    $   1.21   $      .94   $    .71
                                                       ========   ========    ========   ==========   ========

  Weighted average shares outstanding                    18,819     18,317      14,950       12,786     12,390
                                                       ========   ========    ========   ==========   ========

Selected consolidated balance sheet data:
  Working capital                                      $135,732   $103,338    $ 92,049   $   32,137   $ 22,229
  Total assets                                          619,058    478,052     284,031      201,810    120,018
  Long-term obligations                                 182,029    118,697      32,475       56,039     16,864
  Stockholders' equity/(2)/                            $314,750   $263,587    $194,723   $   92,256   $ 67,366
                                                       ========   ========    ========   ==========   ========

(1) For fiscal years 1992, 1993, 1994 and 1995 earnings per share and weighted average number of shares outstanding for fully diluted computations are equal to primary computations because such amounts are not materially different than primary computations.

(2) The company has not declared cash dividends for fiscal years 1991 through 1995.

(3) Fiscal 1992 contained 53 weeks.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sunrise Medical achieved record sales, net income and earnings per share from continuing operations for the eighth consecutive year in fiscal 1995. Sales grew 29% this year, with excellent results from European operations augmenting another solid domestic sales performance. Acquisitions in the Rehabilitation and Recovery Groups also contributed to this year's sales growth and represent significant steps in pursuit of the company's strategic intent to become the global market leader in recovery, rehabilitation and respiratory products by the year 2000. Also in support of this long-term objective, sizeable investments were made in capital expenditures ($27 million) and research and development spending ($14 million). Highlights of this year's operating performance include strong global sales of custom wheelchairs and substantially increased market penetration in Europe across all Sunrise product lines. The company did encounter meaningful growth in certain raw material costs in 1995 that was not completely offset by productivity gains, reductions in order costs or price increases. Acquisition-related debt and this year's higher interest rates also drove interest expense higher. These factors contributed to a modest decline in net margin to 5.1% this year. Earnings per share (EPS) advanced 16% to $1.63 in 1995 after a gain of 17% to $1.41 in 1994. EPS of $1.21 in 1993 rose 29%.

NET SALES ANALYSIS

Sales increased 29% to $604 million in 1995, while 1994 sales of $468 million were 47% higher than 1993. Sales of $319 million in 1993 rose 31% over the prior year. Acquisitions played a significant role during the last three years, increasing sales by 8% in 1995, 33% in 1994, and 17% in 1993. Sunrise used acquisitions during this period to enhance existing businesses, pursue global expansion and enter a new core business. Although the magnitude of the impact will vary from year to year, the company expects acquisitions, which are a key component of its growth strategy, to continue to contribute to overall sales growth in future years.

                  ANALYSIS OF PRODUCT LINE SALES CONTRIBUTION

(In millions)                                  1995           1994           1993
-------------------------------------------------------------------------------------
Custom
    Wheelchairs                            $ 233    39%   $ 167    36%   $ 145    45%
Patient Aids                                  73    12%      67    14%      63    20%

Rehabilitation
    Products                                 306    51%     234    50%     208    65%

Pressure
    Management                               124    21%      99    21%      75    24%
Healthcare Beds                               51     8%      42     9%      33    10%

Recovery
    Products                                 175    29%     141    30%     108    34%

Respiratory
    Products                                 123    20%      93    20%       3     1%

Company Total                              $ 604   100%   $ 468   100%   $ 319   100%
------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International sales grew 49% in 1995, following growth of 48% in 1994 and 38% in 1993. Fluctuations of international currency rates increased overall sales by 3% in 1995 and reduced sales by 2% in both 1994 and 1993. The effect of currency variations on reported results is expected to increase as Sunrise continues to expand its foreign operations. International customers accounted for 33% of total sales in 1995 versus 29% in 1994.

Concern over the rising cost of healthcare has sparked a marked shift towards lower priced products and services in the medical community. This shift has been achieved through the substitution of simpler, more generic products, as well as by payers obtaining price concessions from healthcare providers, who are Sunrise Medical's primary customers. As healthcare moves from a largely fee-for-service pattern to prepaid payment systems, this trend is expected to intensify. High-volume, full-line providers will have a competitive advantage over those servicing only niche markets. These trends are causing healthcare providers to merge at an unprecedented pace, with manufacturers and distributors following a similar consolidation course. In this market environment, management believes that future sales growth will be driven predominantly by unit volume growth, product innovation, contract sales to increasingly larger customers and buying groups and global expansion.

Sales of Rehabilitation Products reached record levels in each of the last three years, growing 31% to $306 million in 1995, after increasing 13% to $234 million in 1994. The custom wheelchair business led this group's results with 40% growth in the current year, following a 15% increase in 1994. The current year increase reflects continued expansion in Europe, growth through innovative products such as new power wheelchair models, and the acquisition of Jay Medical. Jay's seating systems for wheelchairs extended the company's product offerings, both in the U.S. and abroad, generating a significant contribution to 1995's custom wheelchair sales growth.

Reflecting the company's commitment to global expansion, Rehabilitation Product sales in Europe grew by 44% during 1995 after rising 14% in 1994. The current year increase was driven by solid growth in European base businesses and the acquisition of two distribution companies during the last half, one in Italy and another one in Switzerland.

Sales of patient aids increased by 8% to $73 million in 1995, after 6% growth in 1994. In Guardian's maturing market, this improvement in sales growth is indicative of the progress made by the division's new management team during its first year. This new team also consolidated manufacturing operations, reducing overhead and strengthening Guardian's competitive position. Mid-year price increases for certain products partially offset the impact of this year's higher costs for aluminum and other key raw materials.

Recovery Product sales have also achieved record levels in each of the last three years. Sales rose 24% to $175 million in 1995 and 31% to $141 million in 1994. Pressure management products have been the leading contributor to this growth pattern, advancing 25% to $124 million in 1995, following growth of 32% in 1994.

Since its initial entry into the air therapy products market in 1990, sales and rental revenues have been a strong contributor to Bio Clinic's growth. Medical foam sales also increased in 1995 and 1994, due mainly to new marketing relationships which added to the division's market share. Bio Clinic has leveraged its strengths in foam technology and production to address the growing consumer market through its Comfort Clinic division, which grew 27% in 1995 following 41% higher sales in 1994. Comfort Clinic produces therapeutic foam mattress pads, specialty pillows and other related products that

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

are designed for use in the home and distributes them through retail consumer channels.

Sales of healthcare beds and furnishings grew 22% in 1995, rising to $51 million from $42 million in 1994. Sales growth in 1994 was 27%. Growth in 1995 was largely attributable to the additional sales of Corona, a French healthcare bed manufacturer acquired in the fourth quarter.

Domestically, 1995 saw excellent market acceptance of Joerns' new Vista home care bed. Offsetting home care gains, institutional sales and profits were impacted by delays in nursing home construction for most of 1995, primarily as a result of rising interest rates in the first half of the year. However, as interest rates moderated in the second half, Joerns experienced strong orders and exited the year with a record backlog.

The Respiratory Products Group, formed in 1994 with the acquisitions of DeVilbiss and Pulsair, contributed record sales of $123 million in 1995, up 33% from $93 million in the prior year, reflecting both strong internal growth and the timing of those acquisitions in 1994. The success of the new PulmoMate compressor/nebulizer and the 5-liter oxygen concentrator product line, along with the additional unit volume generated by new liquid oxygen products, drove internal sales growth. Particularly encouraging results were realized in both U.S. and European markets with the new Horizon "CPAP" product, which drove a significant increase in sleep therapy sales over the prior year. DeVilbiss also experienced robust growth in Eastern European, Latin American and Asia/Pacific Markets.

EXPENSE AND PROFIT ANALYSIS

Gross margin declined by 0.5% in 1995 due primarily to competitive pricing conditions and cost increases in certain raw materials, which were partially offset by selective price increases, changes in product mix and improvements in factory productivity. In 1994 the gross margin increased by 0.4%, aided by a favorable product mix, as higher-margin air therapy revenues accounted for a larger percentage of total sales, and from productivity improvements throughout the company. Sales per Associate for Sunrise, its best overall indicator of relative productivity, climbed 12% in 1995 and reflects its practice of continuous improvement.

Marketing, selling and administrative expenses of $128 million decreased 0.1% as a percentage of net sales in 1995, after an increase of 0.3% in 1994. Both years benefited from cost control measurers and the leveraging of fixed costs over higher sales volume, while new product launch costs and expansion of distribution capabilities had a more significant impact in 1994. Research and development expenditures increased 26% to $14 million in 1995, following a 49% jump in 1994.

Amortization of goodwill increased 26% in 1995 as a result of acquisitions in both 1994 and 1995. Goodwill amortization was up 129% in 1994 due primarily to the DeVilbiss acquisition.

Gross margin compression, partially offset by tight control of operating expenses, resulted in a corporate margin of 10.1% in 1995, down 0.3% from a 10.4% margin in 1994. Corporate margin decreased in 1994 by 0.2% from 10.6% in 1993, as gross margin expansion was more than offset by growth in operating expenses and goodwill amortization.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                    ANALYSIS OF EXPENSES AND PROFIT MARGINS

                                                             % Increase
                                                          ----------------
(In millions)                1995      1994      1993       95/94    94/93
--------------------------------------------------------------------------
Net sales                   $604.0    $467.9    $319.2       29%      47%

Gross profit                 217.7     170.8     115.3       27%      48%
        % of net sales        36.0%     36.5%     36.1%

Marketing, selling
    and administrative
    expenses                 128.4     100.2      67.3       28%      49%
        % of net sales        21.3%     21.4%     21.1%

Research and
    development               13.9      11.0       7.4       26%      49%
        % of net sales         2.3%      2.4%      2.3%

Corporate expenses             7.4       5.4       4.4       37%      23%
        % of net sales         1.2%      1.2%      1.4%

Amortization of
    goodwill and
    other intangibles          6.8       5.4       2.4       26%     129%
        % of net sales         1.1%      1.2%       .7%

Corporate operating
    income                    61.1      48.7      33.8       26%      44%
        % of net sales        10.1%     10.4%     10.6%

Interest and other             9.2       6.1       4.2       51%      47%
        % of net sales         1.5%      1.3%      1.3%

Pre-tax income                51.9      42.6      29.7       22%      43%
        % of net sales         8.6%      9.1%      9.3%

Income taxes                  21.3      16.7      11.6       27%      44%
        % of pre-tax
           income             40.9%     39.3%     39.1%

Net income                  $ 30.7    $ 25.9    $ 18.1       19%      43%
        % of net sales         5.1%      5.5%      5.7%
------------------------------------------------------------------------

Interest expense, net of interest income, rose 45% in 1995 and 59% in 1994 due to higher average borrowings required to finance acquisitions completed during those years and to fund capital expenditures. Higher interest rates also drove up interest expense in 1995.

The effective tax rate increased in 1995 to 40.9% from 39.3% in 1994 and 39.1% in 1993. The higher rate in 1995 and 1994 resulted from a higher level of non-deductible goodwill amortization and a one percentage point increase in the Federal statutory rate during 1994. The impact of the fiscal 1994 implementation of the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes," offset a portion of the rate increase in 1994, although the cumulative effect was not material.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net income rose 19% in 1995 and 43% in 1994. In 1995 net margin dropped to 5.1% as a result of a lower gross margin, increased interest expense and a higher effective tax rate, partially offset by lower growth in operating expenses. Net margin was 5.5% in 1994, slightly less than the net margin achieved in the preceding year, as higher operating expenses and goodwill amortization offset an increase in gross margin.

Sunrise attempts to minimize or offset the impact of inflationary pressures on labor and raw material costs through increased sales volume, improved productivity and active cost control measures, as it did in 1994. In addition, product price increases within selected markets in 1995 partially offset recent raw material cost increases. The company believes that inflationary material cost increases may continue and that the markets in which it sells its products will remain price-sensitive, thereby limiting its ability to use price increases to offset higher costs.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
CASH FLOW

Cash flows provided by operations increased to $22 million in 1995 from $6 million in 1994, primarily reflecting growth in net income and higher levels of non-cash charges for depreciation and amortization. Increases in current assets associated with higher sales volume and expansion of a dealer financing program were funded from operations.

Accounts receivable growth in both 1994 and 1995 was impacted by changes in Medicare's claims processing system. In 1994, when Medicare converted to a new regional claims processing system, reimbursement delays to U.S. home medical equipment provider customers resulted in slower payments to Sunrise and increased their need for extended terms. Although Medicare reimbursement processing improved in 1995, use of extended payment terms and dealer financing programs as competitive features continued.

Cash generation (net income plus non-cash charges) has and will continue to be an important source of funding for capital spending, working capital and acquisitions. In 1995 cash generation rose 31% to $57 million, or 186% of reported net income.

Sunrise measures the profitability of its asset deployment by tracking its pre-interest, pre-tax return on average net tangible working assets (net tangible assets exclusive of cash), called RONA. RONA is a key factor in determining performance under the Sunrise management incentive bonus program, helping to ensure that cash is directed to those investments with the highest potential returns. RONA was 29.6% in 1995, down from last year's 33.3%, primarily as a result of additional inventory investments necessary to attain further improvements in service levels, receivables growth as discussed above and the impact of the acquisition of Corona in this year's fourth quarter.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL EXPENDITURES

Capital spending in 1995 reached $27 million, or 154% of depreciation, while 1994 expenditures of $26 million were 211% of that year's depreciation. Significant investments made in 1995 include: continued expansion of Bio Clinic's field rental inventory of air therapy products (20% of total capital expenditures); expansion of manufacturing capacity; upgrades and enhancements in machinery; new product tooling; and improvements in telecommunications and data processing systems. Sunrise expects to invest between $25 million and $30 million in similar capital expenditures in 1996.

ACQUISITIONS

Sunrise completed five acquisitions in 1995 in support of its strategic intent. These transactions followed the completion of three acquisitions in 1994, seven in 1993 and another seven in 1992. The total of 22 transactions in four years came after a four-year period during which minimal acquisition activity took place and almost all growth was derived internally.

At the beginning of fiscal 1995, Sunrise acquired certain assets and liabilities of Jay Medical Ltd., a Boulder, Colorado-based manufacturer of wheelchair cushions and seating systems. Sunrise also acquired Cozy Craft, a domestic line of seating inserts for which it was already the primary distributor. Internationally Sunrise acquired Corona, a French manufacturer of healthcare beds, and two European distribution companies, former importer/distributors for the company in Italy and Switzerland.

During 1994 Sunrise acquired domestically two manufacturers of respiratory products used in the home. DeVilbiss, acquired in July 1993, manufactures oxygen concentrators, compressor nebulizers and sleep therapy equipment. This purchase represented 94% of the total investment in acquisitions completed during 1994. Pulsair, acquired in January 1994, manufactures liquid oxygen products and proprietary oxygen demand delivery devices. Also acquired was Vitactiv, a Swedish distributor of rehabilitation products.

CAPITAL STRUCTURE AND LEVERAGE

The company's capital structure consists of two components: stockholders' equity and long-term debt. Stockholders' equity was $314.8 million at the end of 1995, up $51.2 million from the prior year primarily from the addition of $30.7 million in net income and $14.6 million realized from the issuance of common stock to sellers of acquired companies and stock optionees. Favorable foreign currency translation also added $5.9 million to stockholders' equity in 1995.

Long-term debt increased $63 million to $182 million at year end as a result of borrowings to finance acquisitions and capital expenditures. The ratio of debt to total capitalization rose to 37% at year end, below the company's self-imposed target ceiling of 40%. This ratio increased from 31% at the end of fiscal 1994 as a result of 1995 acquisitions.

Sunrise strives to minimize interest expense while also managing its exposure to variable interest rates. It employs interest rate exchange agreements (swaps) to effectively convert its bank borrowings from floating rate into fixed rate debt. However, as a policy Sunrise does not use interest rate swaps or any other derivatives that have a level of complexity or a risk higher than the exposure to be hedged and does not hold or issue such instruments for trading purposes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sunrise has used foreign-denominated borrowings from its multi-currency credit facility to hedge against foreign currency balance sheet exposures that would otherwise result from changes in currency values. Total foreign-denominated debt at year end was $76 million in 1995, $31 million in 1994 and $28 million in 1993.

                          ANALYSIS OF LONG-TERM DEBT

                                        1995       1994       1993
-------------------------------------------------------------------

Fixed-rate debt as a percentage
    of total debt at year-end           72%         77%       100%

Weighted average annual interest
    rate                               6.6%        5.8%       7.9%

Foreign denominated debt as a
    percentage of total debt at
    year-end                            41%         25%        86%

Interest coverage                        6x          8x         8x

As of year end the company's funds availability from its $225 million multi-currency credit facility was $60 million. Sunrise believes that its internally-generated funds, together with borrowings under its credit facility, are sufficient to finance the operating and investing activities of its existing businesses.

Management periodically evaluates possible acquisitions as vehicles for Sunrise to enhance future growth by expanding its product offerings or extending its geographic reach. As with prior acquisitions, Sunrise would expect to finance these through a combination of: additional borrowings under existing or expanded credit facilities; seller financing in the form of subordinated notes; the issuance of common stock to sellers; and the public offering of debt or equity securities. In July 1994 Sunrise filed a shelf registration with the Securities and Exchange Commission permitting the issuance of a maximum of one million shares of its common stock in connection with acquisitions, of which 659,293 shares remained available for issuance at year end.

DIVIDEND POLICY

Present policy calls for Sunrise to use available cash flow for reinvestment in its core businesses, for future acquisitions and for debt reduction rather than to pay a cash dividend. This policy reflects an appraisal by management and the Board of Directors, which includes the company's largest stockholder, of the attractiveness of the company's investment opportunities and their confidence in its ability to continue increasing economic value for its stockholders through cash retention and reinvestment. This policy is reviewed periodically as industry conditions change.

INTERNATIONAL OPERATIONS

Management estimates that over one-half of the worldwide market for the company's products is outside the U.S. Sunrise seeks to access these markets by expanding globally and establishing manufacturing and distribution capabilities in key countries.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

This does expose Sunrise to adverse changes in local economic conditions, governmental purchase curtailments and swings in local currency values in each of these countries. The company believes that its international operations will grow to become a formidable competitive advantage in the long run and, over time, the impact of changing conditions in any single foreign country will be diluted by greater geographic diversification.

Management believes that favorable demographic and patient care trends, together with increased recognition of the rights of the disabled, will continue to create strong demand for Sunrise products worldwide, justifying an aggressive global expansion strategy.

FOREIGN CURRENCY RISK MANAGEMENT

Operating on a global basis requires a posture of active currency risk management. To finance imports and exports, Sunrise trades in a variety of foreign currencies which are constantly shifting in relative value. The company engages in significant hedging activities to minimize potential transaction losses on net cash flows and balances denominated in these currencies. These amounts can arise from cross-border trade flows or intercompany financing transactions. The company's financial statements are also affected by foreign currency translation fluctuations. These distort the comparative results of foreign operations when they are translated into U.S. dollars using dissimilar rates.

In contrast to transaction gains or losses, translation fluctuations are not the result of a cash exchange of currencies and, therefore, do not give rise to a direct economic gain or loss. In these cases the costs to execute hedges would exceed any consistently realizable tangible benefits. Consequently, Sunrise does not commit economic resources to hedge against the potential effect of foreign currency translation fluctuations. It believes that the best long-term protection of stockholder value is to do business in the broadest possible basket of currencies, which ultimately should reflect the global distribution of gross national products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

The management of Sunrise Medical Inc. is responsible for the preparation, integrity and accuracy of the accompanying financial statements and related information. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include amounts based on our best estimates and informed judgments, as required.

Management maintains a comprehensive system of internal controls supported by formal policies and procedures, augmented by periodic internal audits and management reviews. Although no cost-effective system will preclude all errors and irregularities, we believe Sunrise Medical has established a system of internal controls which provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition, transactions are recorded in accordance with our policies, and the financial information presented to our stockholders is reliable. While the company is organized on the principles of decentralized management, appropriate control measures are also evidenced by: well-defined organizational responsibilities; thorough management selection, development and evaluation processes; and detailed financial planning and reporting systems.

The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with the independent auditors, our internal audit department and financial management to ensure that each is carrying out its responsibilities. Both the independent auditors and our internal audit department have direct and free access to the Audit Committee.

The independent auditors, KPMG Peat Marwick LLP, are recommended by the Audit Committee and selected by the Board of Directors. The consolidated financial statements have been audited by KPMG Peat Marwick LLP, who have expressed their opinion elsewhere herein with respect to the fairness of the statements. Their audits included a review of the system of internal control and tests of transactions to the extent they considered necessary to render their opinion.

KPMG Peat Marwick LLP

To the Board of Directors and Stockholders of Sunrise Medical Inc.:

We have audited the accompanying consolidated balance sheets of Sunrise Medical Inc. and Subsidiaries as of June 30, 1995 and July 1, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Medical Inc. and Subsidiaries as of June 30, 1995 and July 1, 1994, and the results of the operations and their cash flows for each of the years in the three-year period ended June 30, 1995 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Los Angeles, California
August 11, 1995

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                     ASSETS

                                                                   June 30,              July 1,
                                                                     1995                 1994
                                                                   --------             --------
Current assets:
  Cash and cash equivalents                                        $  1,740             $  2,581
  Receivables, less allowance for doubtful accounts
    of $6,851 and $4,789, respectively                              154,862              118,729
  Inventories                                                        86,779               65,558
  Other current assets                                                9,497                9,382
                                                                   --------             --------
Total current assets                                                252,878              196,250
                                                                   --------             --------

Property, plant and equipment, at cost:
  Land                                                                4,137                3,909
  Property and equipment                                            146,004              111,171
  Leasehold improvements                                             11,194                9,271
                                                                   --------             --------
                                                                    161,335              124,351
  Less accumulated depreciation and amortization                    (66,829)             (45,807)
                                                                   --------             --------
Property, plant and equipment, net                                   94,506               78,544

Goodwill and other intangible assets, less accumulated
  amortization of $24,351 and $17,258, respectively                 270,478              202,477
Other assets, net                                                     1,196                  781
                                                                   --------             --------
Total assets                                                       $619,058             $478,052
                                                                   ========             ========

            LIABILITIES  AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                           $  2,328             $  1,789
  Trade accounts payable                                             35,122               31,611
  Accrued compensation and other expenses                            72,485               54,619
  Income taxes                                                        7,211                4,893
                                                                   --------             --------
Total current liabilities                                           117,146               92,912
                                                                   --------             --------

Long-term debt, less current installments                           182,029              118,697
Deferred income taxes                                                 5,133                2,856
Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000 shares; none issued          --                   --
  Common stock, $1 par. Authorized 40,000 shares; 18,597 and
  17,996 shares, respectively, issued and outstanding                18,597               17,996
  Additional paid-in capital                                        189,955              175,965
  Retained earnings                                                 101,533               70,853
  Cumulative foreign currency translation adjustment                  4,665               (1,227)
                                                                   --------             --------
Total stockholders' equity                                          314,750              263,587
                                                                   --------             --------
Total liabilities and stockholders' equity                         $619,058             $478,052
                                                                   ========             ========

         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                               Years Ended
                                                             -----------------------------------------------
                                                             June 30,             July 1,            July 2,
                                                               1995                1994               1993
                                                             --------            --------           --------
Net sales                                                    $603,978            $467,906           $319,196
Cost of sales                                                 386,322             297,081            203,879
                                                             --------            --------           --------

Gross profit                                                  217,656             170,825            115,317
                                                             --------            --------           --------


Marketing, selling and administrative expenses                128,441             100,238             67,269
Research and development expenses                              13,937              11,029              7,388
Corporate expenses                                              7,360               5,444              4,439
Amortization of goodwill and other intangibles                  6,823               5,435              2,374
                                                             --------            --------           --------
Corporate operating income                                     61,095              48,679             33,847
                                                             --------            --------           --------

Other (expense) income:
  Interest expense                                            (10,358)             (6,078)            (4,252)
  Interest income                                               1,617                  56                464
  Other income and expense, net                                  (416)                (73)              (363)
                                                             --------            --------           --------
                                                               (9,157)             (6,095)            (4,151)
                                                             --------            --------           --------

Income before taxes                                            51,938              42,584             29,696
Income taxes                                                   21,258              16,727             11,606
                                                             --------            --------           --------

Net income                                                   $ 30,680            $ 25,857           $ 18,090
                                                             ========            ========           ========

Earnings per share                                           $   1.63            $   1.41           $   1.21
                                                             ========            ========           ========

Weighted average number of shares outstanding                  18,819              18,317             14,950
                                                             ========            ========           ========


         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                Years Ended
                                                 ----------------------------------------
                                                  June 30,        July 1,        July 2,
                                                    1995           1994           1993
                                                 ----------      ---------      ---------
Cash flows from operating activities:
       Net income                                $  30,680       $ 25,857       $ 18,090
       Depreciation and amortization                17,405         12,126          7,333
       Amortization of goodwill and other
         intangibles                                 6,823          5,435          2,374
       Deferred income taxes                         2,262            310            581
Changes in assets and liabilities, net of
  effect of acquisitions:
       Accounts receivable                         (21,231)       (30,837)       (10,312)
       Inventories                                 (15,454)       (12,680)        (4,854)
       Prepaid expenses and other assets            (1,384)        (6,747)        (1,031)
       Accounts payable and other liabilities        3,294         12,065         (4,195)
                                                 ---------       --------       --------
Net cash provided by operating activities           22,395          5,529          7,986
                                                 ---------       --------       --------

Cash flows from investing activities:
       Payments for the purchase of property,
         plant and equipment                       (26,748)       (25,621)       (18,260)
       Net cash invested in acquisitions of
         businesses                                (52,254)      (104,312)       (10,857)
                                                 ---------       --------       --------
Net cash used for investing activities             (79,002)      (129,933)       (29,117)
                                                 ---------       --------       --------

Cash flows from financing activities:
       Borrowings of long-term debt                208,335        164,344         34,480
       Repayments of long-term debt               (156,220)       (79,053)       (56,361)
       Proceeds from issuance of common stock        3,604          1,609         82,205
                                                 ---------       --------       --------

Net cash provided by financing activities           55,719         86,900         60,324
                                                 ---------       --------       --------

Effect of exchange rate changes on cash                 47             47           (498)
                                                 ---------       --------       --------

Net (decrease) increase in cash and cash
  equivalents                                         (841)       (37,457)        38,695
Cash and cash equivalents at beginning of year       2,581         40,038          1,343
                                                 ---------       --------       --------
Cash and cash equivalents at end of year         $   1,740       $  2,581       $ 40,038
                                                 =========       ========       ========

         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                               Common Stock                                               Foreign        Total
                                         ------------------------       Additional                       currency        stock-
                                           Number                         paid-in        Retained       translation     holders'
                                         of shares        Amount          capital        earnings       adjustment       equity
                                         ---------       --------       ----------       --------       -----------     --------
Balance at July 3, 1992                    12,694         $12,694        $ 50,439        $ 26,906         $ 2,217       $ 92,256
                                           ------         -------        --------        --------         -------       --------

  Exercise of stock options                   132             132             433              --              --            565
  Tax benefit from exercise
     of stock options                          --              --             704              --              --            704
  Issuance of stock for acquisitions          348             348           7,419              --              --          7,767
  Net income                                   --              --              --          18,090              --         18,090
  Foreign currency translation
     adjustment                                --              --              --              --          (5,595)        (5,595)
  Common share offering                     3,000           3,000          77,936              --              --         80,936
                                           ------         -------        --------        --------         -------       --------

Balance at July 2, 1993                    16,174          16,174         136,931          44,996          (3,378)       194,723
                                           ------         -------        --------        --------         -------       --------

  Exercise of stock options                   154             154             697              --              --            851
  Tax benefit from exercise
     of stock options                          --              --             758              --              --            758
  Issuance of stock for acquisitions        1,668           1,668          37,579              --              --         39,247
  Net income                                   --              --              --          25,857              --         25,857
  Foreign currency translation
     adjustment                                --              --              --              --           2,151          2,151
                                           ------         -------        --------        --------         -------       --------

Balance at July 1, 1994                    17,996          17,996         175,965          70,853          (1,227)       263,587
                                           ------         -------        --------        --------         -------       --------
  Exercise of stock options                   269             269           2,255              --              --          2,524
  Tax benefit from exercise
     of stock options                          --              --           1,316              --              --          1,316
  Issuance of stock for acquisition           340             340          10,647              --              --         10,987
  Retirement of stock                          (8)             (8)           (228)             --              --           (236)
  Net income                                   --              --              --          30,680              --         30,680
  Foreign currency translation
     adjustment                                --              --              --              --           5,892          5,892
                                           ------         -------        --------        --------         -------       --------

Balance at June 30, 1995                   18,597         $18,597        $189,955        $101,533         $ 4,665       $314,750
                                           ======         =======        ========        ========         =======       ========

         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background
----------
Sunrise Medical (the "company") designs, manufactures and markets medical products used in institutional and home care settings that address the recovery, rehabilitation, and respiratory needs of the patient. Products include custom manual and electric wheelchairs, wheelchair seating systems, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and pressure management systems for healthcare and consumer markets. Sunrise products are designed to meet the special needs of five groups of people: the elderly, the disabled, the recovering patient, the respiratory sufferer and the health-conscious consumer.

Fiscal Year End
---------------
The company's fiscal year ends on the Friday closest to June 30th, resulting in years of either 52 or 53 weeks. The years ended June 30, 1995, July 1, 1994 and July 2, 1993 each contained 52 weeks.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the company and its domestic and foreign subsidiaries. All material intercompany profits, balances and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Inventories
-----------
Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of:

                                    June 30,       July 1,
                                      1995          1994
                                    --------      --------

Raw material                        $39,285        $26,353

Work-in-progress                      8,490          8,686

Finished goods                       39,004         30,519
                                    -------        -------

Total inventories                   $86,779        $65,558
                                    =======        =======

On a supplemental basis, if all inventories had been valued at FIFO cost, inventories would have been approximately $89,033 and $67,160 for 1995 and 1994, respectively.

Revenue Recognition
-------------------
The company recognizes revenue from product sales at the time of shipment and provides an appropriate allowance for estimated returns and adjustments.

Research and Development Costs
------------------------------
Research and development costs relate to both present and future products and are expensed in the year incurred.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment is recorded at cost and depreciated over estimated useful lives by use of the straight-line or declining balance methods. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method. The estimated useful lives of property, plant and equipment range from two to 42 years.

Goodwill
--------
The excess of purchase prices over the value of net assets of acquired subsidiaries (goodwill) is amortized by use of the straight-line method over periods of 20 to 40 years. The company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value occurs.

Foreign Currency Translation
----------------------------
Substantially all assets and liabilities of the company's foreign subsidiaries are translated at year-end exchange rates, while revenue and expenses are translated at exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are excluded from net income and are deferred as a separate element of consolidated stockholders' equity.

Earnings Per Share
------------------
Earnings per share (EPS) are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Fully diluted EPS are not materially different from primary EPS.

Cash Flow Information
---------------------
Cash payments for interest in 1995, 1994 and 1993 were $9,547, $6,125 and $4,192, respectively. Cash payments of $13,912, $13,057 and $10,666 were made for income taxes in 1995, 1994 and 1993, respectively.

Accounting Change
-----------------
In fiscal year 1994, the company has adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This Statement required a change from the deferred method to the asset and liability method of accounting for income taxes. Using the latter method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of events reflected in the company's consolidated financial statements. Deferred taxes result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. Under the asset and liability method, the resulting deferred tax assets and liabilities are adjusted for changes in tax rates and other changes in the tax law in the period that includes the enactment date. The cumulative effect of adopting this Statement did not have a material impact on the company's financial results in 1994 and, as allowed under SFAS 109, prior-year consolidated financial statements have not been restated.

Other
-----
Certain 1994 and 1993 amounts have been reclassified to conform to classifications used in 1995.

2.  ACQUISITIONS

On April 7, 1995, the company completed the acquisition of all the outstanding stock of S.E.P.A.C., Corona S.A., Tecktona Bois S.A. and Tecktona Sante S.A., a group of related French corporations (collectively, "Corona") for approximately $42.9 million. The total purchase price of 206 million French francs included 174,918 shares of Sunrise common stock valued at 31 million French francs with the remainder in cash, which was funded from the company's $225 million multi-currency line of credit. Corona manufactures and markets hydraulic and electric beds, as well as, other furniture for the French home care, nursing home and hospital markets.

On September 16, 1994, the company purchased selected assets and liabilities of Jay Medical, Ltd. ("Jay") for approximately $31 million. The total purchase price included cash of $19 million also financed through the multi-currency credit facility, a subordinated note of $7.5 million and 165,789 shares of Sunrise Medical Inc. common stock valued at $4.5 million when issued in December 1994. Jay manufactures specialized wheelchair seating and positioning products which it markets throughout the world.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Jay and Corona had been acquired at the beginning of fiscal year 1994.

These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1994, or of results that may occur in the future.


                                         1995          1994
                                       ----------------------
                                            (Unaudited)
Net sales                              $637,753      $519,949

Net income                              $31,936       $28,824

Earnings per share                        $1.67         $1.54

During 1995 the company also acquired a U.S. manufacturer of adaptive seating accessories for wheelchairs and two wheelchair distributors, one in Italy and one in Switzerland. These three companies were acquired for approximately $3.7 million, consisting of: $2.4 million in cash and $1.3 million in subordinated notes. Pro forma results of these acquisitions, assuming they had been made at the beginning of fiscal year 1994, would not be materially different from the results reported.

During fiscal 1994 (July 1993) the company purchased all of the outstanding stock of Homecare Holdings, Inc., the parent company of DeVilbiss Health Care, Inc. ("DeVilbiss") for approximately $132 million. The purchase price included 1,503,900 shares of common stock valued at approximately $34 million. DeVilbiss manufactures and distributes respiratory products. The company also completed two additional acquisitions in fiscal 1994. A wheelchair distributor in Sweden and a domestic manufacturer of liquid oxygen products and proprietary demand oxygen delivery devices were acquired for approximately $9.2 million, consisting of $6.0 million in cash, 97,165 shares of the company's common stock valued at $2.9 million and nearly $0.3 million in subordinated notes.

All acquisitions were accounted for by the purchase method of accounting. Accordingly, the excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $69 million in 1995 and $121 million in 1994 were recognized as goodwill and are being amortized over periods ranging from 20 to 40 years. The operating results of all acquisitions are included in the company's consolidated results of operations from the date of acquisition.

3.  LEASES

The company leases office and operating facilities, machinery and equipment and automobiles under operating leases which expire over the next 20 years. Rental expense for operating leases amounted to $8,332, $7,566 and $5,606 for 1995, 1994 and 1993, respectively.

Minimum lease payments under operating leases expiring subsequent to June 30, 1995 are:

                                      Operating
Years Ended                           Leases
-----------                           ---------
1996                                   $  8,685
1997                                      6,486
1998                                      4,818
1999                                      3,899
2000                                      3,239
Thereafter                                6,783
                                       --------

Total minimum lease payments           $ 33,910
                                       ========

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                            June 30,    July 1,
                                                              1995       1994
                                                            --------   --------
Borrowings under multi-currency credit agreement            $164,572   $110,273

Unsecured subordinated notes maturing from 1995 to
2001, payable in quarterly installments with interest
rates from 7% to 9.26%                                        11,829      2,620

Mortgages payable in monthly installments with
interest at various rates from 7.25% to 9.1%,
maturing from 1995 through 2004, secured by property           4,860      5,453

Obligations under capital leases with lease periods
expiring at various dates through 1998, and with
interest at various rates from 6.25% to 14.37%                 3,096      2,140
                                                            --------   --------

Total long-term debt                                         184,357    120,486
Less current installments                                     (2,328)    (1,789)
                                                            --------    --------

Long-term debt, less current installments                   $182,029   $118,697
                                                            ========   ========

The company amended its five and one-half year multi-currency unsecured credit agreement as of August 17, 1994. Under this agreement the company has a revolving credit commitment of $225,000 that reduces to $205,000 in January 1997, $185,000 in 1998 and 165,000 in 1999. Interest will vary from prime rate to prime rate plus 1/4% in relationship to the company's leverage ratio, which reflects the levels of the company's earnings and debt. In addition the company has the option to use interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of either 1/4% or 3/8% per year, depending upon the company's leverage ratio, is payable on the unused portion of the line. The agreement requires the company to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, interest coverage and certain restrictions on acquisitions. At June 30, 1995 the company was in compliance with these covenants.

The company has entered into six interest rate swap agreements with U.S. money center banks in order to minimize the impact of interest rate fluctuations on the company's interest expense. Each swap agreement is denominated in the currency of the related borrowings. Under the terms of each agreement the company receives compensation when the three-month interbank offered rate of the respective currency exceeds the swap rate and pays compensation when it falls below the swap rate.

The following table summarizes the company's interest rate swap agreements:

                         Interest Rate Swap Agreements

 Notional                           Swap
  Amount            Currency        Rate           Effective Period
----------      ----------------   ------   -------------------------------
   150,000      French francs       7.14%   April 1995 - April 1997
   100,000      French francs       7.59%   April 1997 - April 2000
    30,000      U.S. dollars        5.29%   September 1995 - September 1997
    30,000      U.S. dollars       5.625%   September 1995 - September 2000
    60,000      U.S. dollars        3.89%   September 1993 - September 1995
    40,000/*/   German marks        8.05%   February 1992 - February 1997

/*/ the notional amount of the German mark interest rate swap agreement amortizes by 5 million German marks per year beginning in February 1994 until maturity.

At June 30, 1995 the three-month interbank offered rates were as follows:

                        French francs             6.938%
                        U.S. dollars              5.996%
                        German marks              4.625%

The fair market value of these agreements is the amount the company would be required to pay to terminate these swap agreements, which is estimated to be $119 at June 30, 1995.

Net receipts or payments under all swap agreements are included in interest expense. The company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the company considers the risk of nonperformance by the counter party to be minimal because the party to each swap agreement is a member of the company's bank group.

5.  INCOME TAXES

Effective July 3, 1993, the company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS 109. Refer to Note No. 1 for additional information.

The components of the provision for income taxes are:


                                                    Years Ended
                                          --------------------------------
                                            1995        1994        1993
                                          Liability   Liability   Deferred
                                           Method      Method      Method
                                          ---------   ---------   --------
Current:
   Federal                                  $ 9,954     $ 9,018    $ 7,259
   State                                        940       1,007      1,228
   Foreign                                    4,681       2,621      2,031
                                            -------     -------    -------

                                             15,575      12,646     10,518
                                            -------     -------    -------

Deferred:
   Federal                                    4,060       2,573        368
   State                                      1,397       1,254        516
   Foreign                                      226         254        204
                                            -------     -------    -------

                                              5,683       4,081      1,088
                                            -------     -------    -------

Total                                       $21,258     $16,727    $11,606
                                            =======     =======    =======

Foreign income taxes are based upon $13,489, $8,027 and $6,607 of foreign earnings before income taxes during 1995, 1994 and 1993, respectively. No deferred federal income taxes have been provided for cumulative foreign earnings of $40,472 as the company has no plans or intentions to repatriate foreign earnings or liquidate the related foreign assets.

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                      Years Ended
                                          -----------------------------------
                                             1995         1994        1993
                                          Liability    Liability    Deferred
                                            Method       Method      Method
                                          ----------   ----------   ---------
Statutory federal income
   tax rate                                 35.0%        35.0%        34.0%
Amortization of goodwill                     2.7          3.1          1.6
State income taxes, net of
  federal income taxes                       2.9          3.4          3.8
Tax-exempt interest                           --           --          (.4)
Tax credits                                  (.6)         (.9)         (.2)
Foreign income taxes                          .4           .2           --
Excludable foreign sales
  corporation income                         (.2)         (.2)         (.2)
Other, net                                    .7         (1.3)          .5
                                            ----         ----         ----

Effective income tax rate                   40.9%        39.3%        39.1%
                                            ====         ====         ====

Significant components of deferred income tax assets and liabilities at June 30, 1995 and at July 1, 1994 are as follows:


Deferred income tax assets:                            1995      1994
                                                     --------   ------
  Allowance for doubtful accounts                    $   858    $  841
  Inventory reserves                                   1,364     1,175
  Vacation accruals                                      753       749
  Other accrued expenses and valuation reserves          390     1,964
  State and local taxes                                  401       668
                                                     -------    ------

                                                       3,766     5,397
                                                     -------    ------
Deferred income tax liabilities:
 Accumulated depreciation and amortization             5,133     2,856
                                                     -------    ------

 Net deferred income taxes                           $(1,367)   $2,541
                                                     =======    ======

Management believes that realization of the tax benefit of deferred tax assets is more likely than not, therefore, no valuation allowance was provided at June 30, 1995. The tax effect of certain differences between financial earnings and taxable earnings is as follows for the fiscal year 1993:

Excess income tax depreciation
  and capital allowances            $  563
State income tax currently
  deductible                           416
Inventory reserves not
  currently deductible                (208)
Allowances for doubtful
  accounts not currently
  deductible                            53
Other, net                             264
                                    ------

Total                               $1,088
                                    ======

6.  COMMON STOCK PURCHASE RIGHTS

On April 24, 1990 the company's Board of Directors declared a dividend of one common share purchase right ("Right") for each outstanding share of common stock. An exercisable Right will, under certain conditions, entitle its holder to purchase from the company one-half of one share of common stock at the exercise price of $27.50 per whole share, subject to adjustment, until May 7, 2000. The Rights will become exercisable 10 days after a person (an "Acquiring Person") acquires 25% or more of the common stock, or 10 days after a person announces a tender offer which would result in such person acquiring 25% or more of the common stock. The Rights may be redeemed by the Board of Directors for $.005 per Right at any time until 10 days following the public announcement that a person has become an Acquiring Person. Under certain circumstances after a person becomes an Acquiring Person, or after a merger or other business combination involving the company, an exercisable Right will entitle its holder (other than the Acquiring Person) to purchase shares of common stock (or shares of an acquiring company) having a market value of two times the exercise price of one Right.

7.  PROFIT SHARING/SAVINGS PLAN

The company has a 401(k) profit sharing/savings plan covering most of its U.S. employees ("Associates"). Under the profit sharing portion of the plan, the company will contribute to Associates' accounts a percentage of their salary for the fiscal year. The percentage amount is based upon attainment of certain earnings targets by the company as a whole in the case of corporate office Associates, or by the subsidiary of the company for which the Associate works. The plan is discretionary as the amounts are determined based on earnings targets set by the Board of Directors. During 1995, 1994 and 1993, $2,373, $2,469 and $1,962, respectively, were accrued for this plan. Under the savings feature individual Associates may contribute to the plan. The company will match Associate contributions in an amount determined by the Board of Directors. During 1995, 1994 and 1993, $709, $611 and $501 respectively, of Associate contributions were matched by the company.

8.  STOCK OPTION PLANS

The 1983 Stock Option Plan as amended ("the 83 Plan") provides for the grant of up to 1,800,000 shares of its common stock to officers, key Associates and outside directors in the form of incentive stock options or non-qualified stock options. The 83 Plan expires in August 1995.

In August of 1993 the company adopted the 1993 Stock Option Plan ("the 93 Plan") providing for the grant of up to 4,000,000 shares of its common stock to officers, outside directors and key Associates in the form of incentive stock options or non-qualified stock options. At the time of adoption, 300,000 unissued shares of common stock were reserved for future grants under the 93 Plan. Beginning on July 1, 1994, the number of unissued shares of common stock reserved for future grants under the 93 Plan shall increase by a number equal to 1.5% of the number of shares of common stock issued and outstanding as of the close of business on the last business day of each fiscal year. The 93 Plan expires in August 2003.

Under both the 83 Plan and the 93 Plan, the option price (exercise price) is equal to the closing market stock price on the day prior to grant. Options become exercisable in four equal annual amounts, commencing one year subsequent to the grant date. Option exercisability is cumulative. Unexercised options expire up to 10 years and one day after the date of grant.

Shares subject to option under both the 83 Plan and the 93 Plan are summarized as follows:

                                                     Years Ended
                                      ---------------------------------------
                                       June 30,       July 1,       July 2,
                                         1995          1994          1993
                                      -----------   -----------   -----------
Outstanding at beginning of year       1,312,175     1,144,889     1,007,040

Granted                                  295,425       345,300       278,800

Exercised                               (268,750)     (153,912)     (132,651)

Cancelled                                (79,675)      (24,102)       (8,300)
                                      ----------    ----------    ----------

Outstanding at end of year             1,259,175     1,312,175     1,144,889
                                      ==========    ==========    ==========

Exercisable at end of year               536,776       507,600       370,539
                                      ==========    ==========    ==========

Price range per share of options
exercisable at end of year              $4.57 to      $2.32 to      $2.32 to

                                          $30.00        $24.00        $17.25
                                      ==========    ==========    ==========

As of June 30, 1995 there were 318,264 unissued shares of common stock reserved for future grants under the Plans.

9.  GEOGRAPHIC SEGMENT INFORMATION

Selected geographic information is summarized as follows:

                                                  Years Ended
                                       ---------------------------------
                                       June 30,     July 1,     July 2,
                                         1995        1994        1993
                                       ---------   ---------   ---------
Net sales
---------
  North America                        $439,382    $359,223    $246,020
  Europe                                164,596     108,683      73,176
                                       --------    --------    --------

     Total                             $603,978    $467,906    $319,196
                                       ========    ========    ========


Corporate operating income
--------------------------
  North America                        $ 42,352    $ 37,587    $ 26,402
  Europe                                 18,743      11,092       7,445
                                       --------    --------    --------
    Total                                61,095      48,679      33,847
    Interest expense                    (10,358)     (6,078)     (4,252)
    Interest income                       1,617          56         464
    Other income and expense, net          (416)        (73)       (363)
                                       --------    --------    --------
  Income before taxes                  $ 51,938    $ 42,584    $ 29,696
                                       ========    ========    ========


Identifiable assets
-------------------
  North America                        $350,355    $326,439    $207,202
  Europe                                268,703     151,613      76,829
                                       --------    --------    --------

     Total                             $619,058    $478,052    $284,031
                                       ========    ========    ========

Eliminated from net sales for 1995, 1994 and 1993 above were $960, $1,102 and $988, respectively, of sales by European subsidiaries to North American subsidiaries, and $13,053, $9,661 and $3,338 of sales, respectively, by North American subsidiaries to European subsidiaries. Sales between geographic locations are based upon manufacturing costs plus a reasonable profit element. No single customer accounted for 10% or more of consolidated sales during any of the three years in the period ended June 30, 1995.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

(In thousands, except per share data)

                                  First      Second       Third      Fourth      Fiscal
                                 Quarter     Quarter     Quarter     Quarter      Year
                                ---------   ---------   ---------   ---------   ---------
1995
----
Net sales                        $140,599    $146,863    $148,641    $167,875    $603,978
                                 --------    --------    --------    --------    --------

Corporate operating income         12,654      14,891      15,113      18,437      61,095

Net income                          6,324       7,031       7,933       9,392      30,680
                                 ========    ========    ========    ========    ========

Earnings per share                   0.34        0.38        0.42        0.49        1.63
                                 ========    ========    ========    ========    ========


Common stock price range:
   High                            26 1/2      29 1/4      36 3/4      36 3/8      36 3/4
   Low                             20          24          26 3/4      27 3/8      20
   Ending                          26          27 5/8      35 3/4      31 1/8      31 1/8



1994
----
Net sales                        $ 99,862    $111,079    $119,997    $136,968    $467,906
                                 --------    --------    --------    --------    --------

Corporate operating income          9,575      10,433      12,923      15,748      48,679

Net income                          5,702       5,162       6,682       8,311      25,857
                                 ========    ========    ========    ========    ========

Earnings per share                   0.32        0.28        0.36        0.45        1.41
                                 ========    ========    ========    ========    ========


Common stock price range:
   High                            24 7/8      30 1/2      32 3/4      30 1/2      32 3/4
   Low                             21 3/8      24 1/4      28 3/4      21 1/4      21 1/4
   Ending                          24          30          29 1/4      22          22

Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the year.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding the directors of the company is included under the caption "Election of Directors" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 7, 1995 and is incorporated herein by reference. Information regarding the executive officers of the company is included under a separate caption in Part I hereof, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Certain information regarding executive compensation is set forth under the caption "Compensation of Executive Officers" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 7, 1995 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information regarding security ownership is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 7, 1995 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding related transactions is set forth under the caption "Certain Transactions" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 7, 1995 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS

   (1)    FINANCIAL STATEMENTS:                                   Page
                                                                  ----

          Report of Management                                     27

          Independent Auditors' Report                             28

          Consolidated balance sheets as of June 30, 1995 and
          July 1, 1994                                             29

          Consolidated statements of operations for the years
          ended June 30, 1995, July 1, 1994 and July 2, 1993       30

          Consolidated statements of cash flows for the years
          ended June 30, 1995, July 1, 1994 and July 2, 1993       31

          Consolidated statements of stockholders' equity for
          the years ended June 30, 1995, July 1, 1994
          and July 2, 1993                                         32

          Notes to consolidated financial statements               33

   (2)    FINANCIAL STATEMENT SCHEDULES:

          Schedule VIII -- Valuation and qualifying accounts
          and reserves - years ended June 30, 1995,
          July 1, 1994 and July 2, 1993                            48

          All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are included in the consolidated financial statements, are not required under the related instructions, or are inapplicable and therefore have been omitted.

(B)   REPORTS ON FORM 8-K

      On September 24, 1994 the company filed a Current Report on Form 8-K dated September 16, 1994 disclosing the acquisition of certain assets of Jay Medical Ltd., a Boulder, Colorado based manufacturer of wheelchair cushions and seating systems, and providing the required audited and pro forma financial statements.

      On March 15, 1995 the company filed a Current Report on Form 8-K dated March 1, 1995 announcing the signing of a definitive agreement to acquire the Corona Group of Tours, France a leading French manufacturer of healthcare beds.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

      On April 7, 1995, the company filed a Current Report on Form 8-K dated April 7, 1995 disclosing the acquisition of all the outstanding stock of S.E.P.A.C., Corona S.A., Tecktona Bois S.A., and Tecktona Sante S.A., a group of related French corporations, (collectively, "Corona"). Corona manufacturers and markets hydraulic and electric beds and other furniture for the home care, nursing home, and hospital markets in France.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

                                                                   Schedule VIII

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                Valuation and Qualifying Accounts and Reserves
                              Fiscal Years Ended
                 June 30, 1995, July 1, 1994 and July 2, 1993
                                (in thousands)

     Column A                 Column B            Column C                 Column D       Column E
     --------                ----------     -----------------------       ----------      ---------
                                                  Additions
                                            -----------------------
                             Balance at     Charged to     Charged                        Balance
                             beginning      costs and      to other                       at end
    Description              of period      expenses       accounts       Deductions      of period
-------------------          ---------      ----------     --------       ----------      ---------
1993
----

Allowances for doubtful
  receivables                  $2,584         $  558        $  100(1)       $  (225)(2)      $3,017
                               ======         ======        ======          =======          ======

Reserves for inventory
  obsolescence                 $2,475         $  897        $  775(1)       $  (572)(3)      $3,575
                               ======         ======        ======          =======          ======

1994
----

Allowances for doubtful
  receivables                  $3,017         $1,219        $  990(1)       $  (437)(2)      $4,789
                               ======         ======        ======          =======          ======

Reserves for inventory
  obsolescence                 $3,575         $1,326        $1,471(1)       $  (921)(3)      $5,451
                               ======         ======        ======          =======          ======

1995
----

Allowances for doubtful
  receivables                  $4,789         $3,579        $  122(1)       $(1,639)(2)      $6,851
                               ======         ======        ======          =======          ======

Reserves for inventory
  obsolescence                 $5,451         $2,606        $  176(1)       $(1,083)(3)      $7,150
                               ======         ======        ======          =======          ======


(1) Represents foreign currency translation adjustment and amounts recorded on books of acquired subsidiaries at dates of acquisition.
(2)  Includes write-off of uncollectible accounts.
(3)  Disposition of items previously reserved.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SUNRISE MEDICAL INC.


                                                    By: /s/ Ted N. Tarbet
                                                        ------------------------
Date: September 20, 1995                                    Ted N. Tarbet



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 30, 1995.


       SIGNATURE                     TITLE


 /s/ Richard H. Chandler             Chairman and Chief Executive Officer
---------------------------          (principal executive officer)
 Richard H. Chandler


 /s/ Larry C. Buckelew               President, Chief Operating Officer and
---------------------------          Director
 Larry C. Buckelew


 /s/ Ted N. Tarbet                   Senior Vice President and Chief Financial Officer
---------------------------          (principal financial officer)
 Ted N. Tarbet

 /s/ John M. Radak                   Vice President and Controller
---------------------------          (principal accounting officer)
 John M. Radak

 /s/ J. R. Woodhull                 Director
--------------------------
 J. R. Woodhull



 /s/ Joseph Stemler                 Director
---------------------------
 Joseph Stemler



 /s/ Lee A. Ault III                Director
---------------------------
 Lee A. Ault III



 /s/ Lloyd E. Cotsen                Director
---------------------------
 Lloyd E. Cotsen



 /s/ Murray H. Hutchison            Director
---------------------------
 Murray H. Hutchison



 /s/ William L. Pierpoint           Director
---------------------------
 William L. Pierpoint



 /s/ Babette Heimbuch               Director
---------------------------
 Babette Heimbuch

                               INDEX OF EXHIBITS

3.1    Certificate of Incorporation of the company and amendments thereto. /(a)/

3.2 Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III -Liability of Director to the Corporation." (Incorporated herein by reference to Page 10 of the 1987
       Definitive Proxy Statement of the company)

3.3    Bylaws of the company. /(a)/

3.4    Amendment to Article II, Section 2, of the company's Bylaws.
       (Incorporated herein by reference to the company's Form 10-Q for the periods ended December 28, 1990)

3.5 Amendment to Certificate of Incorporation of the company as to the number of authorized shares. (Incorporated herein by reference to the company's
       Form 10-Q for the periods ended January 1, 1993)

3.6    Amendment of Bylaws to increase number of directors to eight.
       (Incorporated herein by reference to the company's Form 10-Q for the period ended December 31, 1993)

3.7    Amendment of Bylaws to increase number of directors to nine.
       (Incorporated herein by reference to the company's Fiscal 1994 Form 10-K)

4.1 Shareholders' Rights Agreement dated April 24, 1990. (Incorporated herein by reference to the company's Form 10-Q for the periods ended
       March 30, 1990)

10.5 First Amended and Restated Credit Agreement dated as of August 17, 1994 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 8-K dated September 16, 1994)

10.6 Amended and Restated Stock Option Plan for Key Associates. (Incorporated herein by reference to the 1990 Definitive Proxy Statement of the company) /(d)/

10.7   1993 Stock Option Plan. (Incorporated herein by reference to the 1993
       Definitive Proxy Statement of the company) /(d)/

10.8   Management Incentive Bonus Plan. /(a)(d)/

10.9   Special Bonus Plan. /(c)(d)/

10.10  Agreement for the Purchase of Certain Stock of Homecare Holdings, Inc.
       dated as of June 29, 1993 among Sunrise Medical Inc., Homecare Holdings,
       Inc., and the selling shareholders listed therein (Incorporated herein by reference to the company's Form 8-K dated June 29, 1993)

10.11  Asset Purchase Agreement for the Purchase of Certain Assets of Jay
       Medical, Ltd. (Incorporated herein by reference to the company's Form 8-K dated September 16, 1994)

10.12  Agreement for the Purchase of Shares of S.E.P.A.C., Corona S.A., Tecktona
       Bois S.A., Tecktona Sante S.A., and Sci La Planche by Homecare Holdings
       France S.A. (Incorporated herein by reference to the company's Form 8-K dated April 7, 1995)

18.0   Letter Re Change to Preferable Accounting Principle. /(b)/

21.0   List of subsidiaries of the company.

23.1   Consent of independent certified public accountants.

/(a)/ Incorporated herein by reference to the company's Registration Statement No. 2-86314 filed with Securities and Exchange Commission.

/(b)/  Incorporated herein by reference to the company's Fiscal 1989 Form 10-K.

/(c)/  Incorporated herein by reference to the company's Fiscal 1992 Form 10-K.

/(d)/ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).