Form 10-K405/A
period 1994-07-01
SUNRISE MEDICAL INC
filed 1996-02-23
CIK 720577

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                  AMENDMENT #1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 1, 1994
                                        OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to
     ______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 91 days.    YES [_]    NO  [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $386,901,826 as of September 15, 1994

On September 15, 1994 the registrant had 18,078,340 outstanding shares of $1 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
             DOCUMENTS                              FORM 10-K REFERENCES
             ---------                              --------------------
Portions  of the  company's Definitive          Part III, Items 10-13 (Page 50)
Proxy Statement for its Annual Meeting of
Stockholders held on November 10, 1994.
================================================================================

                                    PART I
ITEM 1.  BUSINESS

Sunrise Medical Inc. ("Sunrise" or the "company") designs, manufactures and markets medical products used in institutional and home care settings which address the recovery, rehabilitation and respiratory needs of the patient. Products include custom manual and electric wheelchairs, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and support surfaces for health care and consumer markets. The company manufactures its products in the United States, the United Kingdom, Germany and Spain and distributes them through company-owned operations in those countries as well as Canada, France, Norway, Sweden, and the Netherlands and through dealer networks in 91 other countries.

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

Sunrise commenced operations in May 1983 and completed its initial public offering in November 1983. The company was created to take advantage of changes affecting the health care industry in the United States, including a rapid growth in the older portion of the United States population and the introduction in 1983 of new government health care reimbursement policies. The new reimbursement policies replaced a cost-plus profit structure with set fixed payments for services rendered by hospitals to Medicare patients. This change in policy led to dramatic changes in the health care industry which included a decline in hospital admissions, shorter hospital stays, the emergence of alternate site treatment facilities and an increase in care at home and in nursing homes.

The company's long-term strategic objective, which it calls its "strategic intent," is to become the global market leader in recovery, rehabilitation and home respiratory products by the year 2000. Sunrise is already one of the largest firms in its industry internationally and is the leader in most of its U.S. product markets as measured by industry sales. Sunrise has identified five attractive product markets within the recovery, rehabilitation and home respiratory markets which it considers its core businesses: custom wheelchairs, patient aids, home respiratory devices, support surfaces and health care beds. In each of these markets, and with any other core businesses that may be added in the future, the company aims to achieve global leadership over time through the pursuit of the following common strategies:

1. Product Leadership through Specialization - Maintain and extend product
   -----------------------------------------
   leadership in the primary domestic market of each core business by offering innovative, high quality products which address attractive market segments. Target customer bases through dedicated salesforces, expanded distribution capabilities, and convenient financing plans that together add up to superior customer service. Adapt product marketing and pricing strategies as necessary to correspond to trends in each major market segment.

2. Superior Technology -  Through investment in research and development,
   -------------------
   apply the latest available technologies to solve patient problems associated with post-surgical care, while steadily reducing costs to make products more affordable to the people who need them.

3. Pursuit of Excellence - Aggressively develop a culture at Sunrise dedicated
   ---------------------
   to decentralized management, empowerment of Associates (employees) and continuous improvement in all areas with particular emphasis on total quality management and world class manufacturing methodologies.

4. Global Expansion - Extend domestic market leadership internationally by
   ----------------
   leveraging competitive advantages in product technology, financial capacity and management systems globally to capitalize on worldwide macro trends in market demographics, patient care and consolidation of manufacturing industries.

5. Strategic Acquisitions - Enhance core businesses by acquiring proprietary
   ----------------------
   technologies and product lines which yield immediate synergy or help enter fast growing market niches. Extend global reach by purchase of manufacturing or distribution operations in other countries.

DISCUSSION OF MARKET GROUPS

                            REHABILITATION PRODUCTS

The Rehabilitation Products Group includes custom wheelchairs and patient aids designed to address the equipment needs of the elderly and the disabled in an outpatient setting. The two core product lines within the company's Rehabilitation Products Group are custom wheelchairs, which are individually manufactured to meet the specifications of each end-user, and patient aids, which are standardized medical products designed to assist in walking, bathing, toileting, patient lifting and patient mobility. These products are sold through dedicated salesforces in each division, who call on a network of home medical equipment (HME) dealers and rehabilitation technology suppliers. International sales are also generated through distributors and dealers in numerous countries in addition to direct sales to consumers in the U.K. Rehabilitation Products sales accounted for $234 million, or 50% of company sales in 1994.

The company believes its Quickie(R) line of custom ultralight manual wheelchairs is the U.S. and global market leader in this category, enjoying worldwide name recognition among both industry professionals and disabled end-users. The company's Guardian(R) brand of ambulatory aids and crutches is believed to hold a leadership position in the domestic home care and hospital markets. Sunrise Medical Ltd. (U.K.), Sopur (Germany) and Uribarri (Spain) are also believed to hold leadership positions in their primary product markets in each of their home countries.

Quickie Designs continued to experience significant growth in sales of power wheelchairs in 1994, while strengthening its position in worldwide sales of custom ultralight wheelchairs. The introduction of the Quickie P200(R) frame power wheelchair has been well received.
Designed for compactness and maneuverability, this power wheelchair can be converted into a manual chair to allow its user maximum flexibility. Several other 1994 new product introductions included the Quickie Kidz(R), a "trainer" chair for young riders developing their wheelchair skills, the Shadow(R) 3D, a new sport court chair, and the GPS/TM/ ultralight rigid chair, designed for use as an everyday chair and a sports chair.

On September 16, 1994 Sunrise acquired the wheelchair seating business of Jay Medical Ltd. ("Jay"). Jay, founded in 1982, manufactures and markets wheelchair cushions and positioning systems. Its product line provides flexible, cost effective solutions to the seating and postural problems of geriatric, pediatric and adult wheelchair users. Jay(R) cushions and positioning pads are filled with Jayflow(R), a patented fluid material designed and manufactured by Jay, and are designed to fit all major brands of wheelchairs.

Jay, whose manufacturing facility is in Boulder, Colorado, sells its products globally through a network of exclusive distributors and through rehabilitation equipment providers within the United States. Its marketing channels and referral sources are virtually the same as those used by the company's custom wheelchair business. Sunrise Medical already distributes Jay products in Canada and Sweden. Management believes Jay is the leading U.S. manufacturer of specialty wheelchair cushions and modular positioning products. Jay's annual seating revenues were approximately $20 million, with roughly 20% of these sales generated outside of the United States.

Sunrise Medical Ltd. is the largest producer of rehabilitation equipment in the United Kingdom, manufacturing and marketing four major product lines: custom manual wheelchairs, power wheelchairs, electric scooters, and home stairlifts. In 1994 Sunrise Medical Ltd. reported record sales and profits for the eighth consecutive year. This growth has been fueled by product innovation and increasing exports. The revitalization of the Minivator(TM) stairlift and the Sterling(TM) series of scooters provide two examples of how the company continues to respond to consumer demand for improved product features at lower prices. In response to increasing sales, Sunrise Medical Ltd. expanded its manufacturing facility by 30% during fiscal 1994. The expansion increased production capacity and improved the quality of research and development facilities.

Sopur, the company's German manufacturer of custom lightweight wheelchairs, showed improvement in both sales and margins in 1994 through the extension of its product line and the reduction of manufacturing costs. Sopur now offers a full spectrum of products, including the Classic(TM), a lightweight low end model; the Easy(TM) series of mid-price lightweight wheelchairs; and a high end titanium sports chair, the Allround Titan(TM).

Talleres Uribarri, the company's Spanish manufacturer of standard wheelchairs and patient aids, provides Sunrise with a low-cost European manufacturing base for standard wheelchairs, helpful in exporting Spanish-manufactured products to other European countries. Uribarri has also used its excellent sales coverage and dealer network to increase market penetration of other Sunrise products in Spain. In turn, marketing alliances with other Sunrise European divisions have allowed Uribarri to introduce its standard wheelchair across Europe. These steps have allowed Uribarri to achieve leadership in the Spanish rehabilitation market and to double export sales in 1994.

Guardian Products maintained its leadership in the U.S. patient aids market, achieving sales of $67 million in 1994. Guardian introduced several new products in 1994 that create greater value for the customer by offering increased functionality and lower costs. These product introductions include the ergonomically-designed composite shower chair, the Blue Dot(TM) lightweight walker, the Power Partner(TM), a modular, multi-functional, electric patient lifter, and the lighter weight Guardian(R) GS and GL standard wheelchair models. Despite record sales, Guardian's earnings performance suffered in 1994 due to: operational problems caused by difficulties in converting to a new computer system; the consolidation of two Los Angeles area production plants into a new 120,000 square foot, leased facility in Simi Valley, California; temporary production inefficiencies resulting from the January 1994 Los Angeles earthquake; and delays in Medicare reimbursements to HME providers (see discussion under "Business--Government Regulation").

                               RECOVERY PRODUCTS

Bio Clinic's Eggcrate(R) line is widely recognized as the U.S. health care market leader in disposable foam pressure reduction mattress overlays. The Joerns(R) lines of health care beds and nursing home furniture are also known as the domestic leaders in sales to the nursing home market.

The Recovery Products Group manufactures products used by patients recovering from illness and which foster ease of care in institutional settings such as hospitals and nursing homes. This group includes support surface products, such as air therapy systems and foam mattress overlays, and lines of health care beds and nursing home furniture. Domestic salesforces call directly on institutions in addition to medical-surgical distributors and HME providers. Other distribution channels include sales to mass merchandisers and department store chains in the U.S. and Canada, rentals to institutional users of support surfaces, and foreign sales of health care products through the company's international distribution network. The Recovery Products Group had 1994 sales of $140 million, representing 30% of total company sales.

Bio Clinic's mission is to develop cost-effective solutions for the prevention and treatment of pressure sores - skin wounds which can afflict immobilized patients - and to offer a broad line of modalities to address patient needs at each level of severity. Bio Clinic also produces a line of consumer mattress pads and pillows for sale through retail channels. Bio Clinic reaches the home care market by forming relationships with HME providers who purchase products from Bio Clinic and deliver them into the home.

In 1993 Bio Clinic established a nationwide network to distribute and service air therapy systems and related products in institutional settings. (This air therapy rental business was sold in January 1996. See "Business--Recent Developments.") In the future, air therapy products will be sold to companies that rent them on a daily basis to healthcare institutions.

Health care institutions have been increasing their use of reusable air therapy products and other substitutes in preference to disposable foam products. In response, Bio Clinic has shifted some of its foam manufacturing capacity to retail customers such as K-Mart, Wal-Mart and J.C. Penney. In fiscal 1993 the company acquired American Decorative Inc. and its subsidiary Comfort Sleeper, which had consolidated revenues of approximately $25 million from the sale of bed pillows and mattress pads to the retail market. Bio Clinic's consumer foam business and Comfort Sleeper were integrated in 1994. The unified business, renamed Comfort Clinic, is estimated by management to account for about 70% of the therapeutic sleep products market, making it the clear U.S. market leader in that segment.

The Joerns health care bed and furnishings division experienced 27% growth in sales in fiscal 1994, with a significant increase in profitability. The nursing home furniture market has averaged 10% annual growth over the past decade but has been characterized by cyclical swings. The long-term outlook for this market remains favorable due to demographic trends and the greater than 90% average occupancy rate presently being experienced by nursing homes. SunTec, a sales division established by Joerns in fiscal 1993 to market its home care bed line to the HME industry, experienced sales growth of 35% in 1994.

                           HOME RESPIRATORY PRODUCTS

On July 29, 1993 Sunrise Medical entered the home respiratory segment of patient care with the acquisition of Homecare Holdings, Inc., the parent company of DeVilbiss Health Care, Inc. ("DeVilbiss"). Founded in 1888, DeVilbiss manufactures products in three categories: aerosols, oxygen and sleep therapy. Aerosols, made up primarily of compressor nebulizers, convert liquid medicine into airborne particles to treat breathing disorders such as asthma and cystic fibrosis. Oxygen concentrators enrich normal room air up to 95% purity for patients suffering from chronic obstructive lung diseases such as emphysema and bronchitis. In January 1994 DeVilbiss extended its oxygen products line with the acquisition of a line of portable liquid systems and proprietary demand oxygen delivery devices. Finally, sleep products are intended to help sufferers of obstructive sleep apnea by supplying continuous positive airway pressure ("CPAP") while they are sleeping.

DeVilbiss has manufacturing locations in the U.S. and the U.K. and distribution operations in Canada, France, and Germany, generating roughly 36% of its sales outside the U.S. The DeVilbiss nationwide salesforce calls on many of the same HME providers as do other Sunrise HME salesforces. Management believes DeVilbiss is the global leader in both nebulizers and concentrators. Home respiratory products accounted for $93 million or 20% of Sunrise's total sales in 1994.

GEOGRAPHIC SEGMENTS

Financial information concerning the company's two geographical segments, North America and Europe, is included under "Geographic Segment Information" in the Notes to the Consolidated Financial Statements.

COMPETITION

The company encounters significant competition domestically from a number of manufacturers in each of its product lines, and from foreign sources for some products. The company competes primarily on the basis of its product features and performance, the range of products offered, the quality of its customer service and delivery, competitive prices, the technical expertise of its salesforces, and the strength of its distribution operations and independent dealer networks.

In international markets the company may face competition from other manufacturers that are larger and may have greater resources or other competitive advantages.

MANUFACTURING

The company's manufacturing processes include fabrication, assembly, testing and quality assurance. Certain components used in the company's products, such as small motors and electronic controls, are manufactured by third parties. Although the company purchases most of its raw materials, components and supplies from a number of different vendors, it does procure a few components on a single-source basis. If one of these single-source vendors failed to deliver components as planned, shipments of certain of the company's products could be delayed.

During the past few years, prices paid by the company for certain raw materials, such as aluminum, foam and wood, have fluctuated. When prices have increased the company has frequently not passed along the full effect of such increases to its customers, preferring instead to maintain or enhance, if possible, its market positions.

The company has utilized a variety of operational tools such as "just in time", total quality management, and its associate suggestion system to reduce product costs, increase quality, shorten delivery cycles and improve asset turnover. These complementary techniques are all part of the company's Pursuit of Excellence program.

RESEARCH AND PRODUCT DEVELOPMENT

The company conducts research and development at each of its manufacturing divisions. For the year ended July 1, 1994, the company expended $11.0 million on research and development as compared to $7.4 million for the prior year, a 49% increase. Each operating unit has established objectives for introducing new products in fiscal 1995, and the company tracks progress against those objectives on a regular basis. As a result of its effort to introduce innovative new products across its product lines, the company has steadily increased research and development expenditures and plans to continue to do so.

PATENTS

The company currently holds patents associated with certain existing products and has filed applications for additional patents covering certain of its newer products. Although the company considers patents a significant factor in its business, management does not consider the ownership of patents essential to its operation. The company relies on product quality and features, strong marketing and distribution networks, and continuing new product introductions, rather than existing patents, to protect and improve its market positions.

GOVERNMENTAL REGULATION

The health care industry is affected by extensive government regulation and funding at the federal and state levels.

MEDICARE AND MEDICAID. Medicare is a federally funded health insurance program administered by private insurance companies providing health insurance coverage for persons 65 or older and certain disabled persons. Medicaid is a federally and state funded health insurance program administered by state governments that provides reimbursement for health care related expenses for certain financially or medically needy persons regardless of age. These programs provide reimbursement for rentals and sales of medical equipment and supplies. Medicare generally pays 80% of the allowable reimbursement rate, while Medicaid generally pays 100%.

The company estimates that about 20% of its fiscal 1994 sales were ultimately dependent for payment upon these U.S. government programs. The company is not a provider under Medicare or Medicaid, but its products are sold to HME providers, nursing homes and hospitals which are providers under this system and do depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare/Medicaid regulations can impact the company's revenues and collections indirectly by reducing the reimbursement rate received by HME providers and thus making it less profitable for them to sell or rent the product to the end-user. This, in turn, can put downward pressure on prices charged for the company's products sold through this channel.

During 1994 serious delays in reimbursements to HME providers were experienced when Medicare converted the processing of reimbursement claims from 34 local carriers to four regional "DMERCs" (Durable Medical Equipment Regional Carriers). Bottlenecks and delays caused by this transition negatively impacted the company's sales and collections during the second half of fiscal 1994 but are expected to have less of an impact during fiscal 1995.

HEALTH CARE REFORM.   In recent years various bills have been introduced in the
U.S. Congress to overhaul the current U.S. health care system by controlling the growing costs of medical care, extending private insurance and/or government programs to cover more people throughout the country, and shifting more people into capitated plans where providers assume risk. Management believes that extending coverage to millions more Americans will increase demand for Sunrise products, while intensified health care cost containment efforts should also favor lower cost alternatives such as home health care and related products, as has been the case historically. On the other hand, reform initiatives which result in volume purchasing alliances could have the effect of increasing industry pricing pressures. The company believes that any such result would simply be a continuation of trends seen in recent years toward lower priced models of medical products as a result of the rise of managed care.

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

On January 3, 1996 Quickie Designs received a Warning Letter from the FDA alleging deficiencies in complying with the record keeping, administrative and procedural requirements of the federal Food, Drug and Cosmetic Act. While a Warning Letter has no legal effect, it can serve as prior notice for and a precursor to legal action by the government against a company, its employees or products. It can also lead to possible delays in the clearance by the FDA of the introduction of new products, or, in certain cases, result in product seizures, recalls and even plant shut-downs. Quickie Designs has responded to the FDA and is taking corrective actions to address the issues raised in the Warning Letter. Management believes that the response and corrective actions by Quickie Designs should satisfy the agency's concerns, but no assurances can be given that such will be the case.

EMPLOYEES (ASSOCIATES)

The company employed 3,586 full-time Associates worldwide as of July 1, 1994. A total of 400 Associates in the United States are covered under two collective bargaining agreements which expire on June 29, 1995 and on May 23, 1997, respectively. In Europe, 119 Associates in the United Kingdom and 134 in Germany are covered by informal union arrangements. The company has not experienced a strike, work stoppage or labor disturbance during its eleven year history. The company believes that its labor relations are generally good.

BACKLOG

The company's backlog of firm orders at July 1, 1994 was approximately $32.8 million, compared to $20.3 million at July 2, 1993. Of this amount, $10.0 million (compared to $9.5 million at the prior year end) represented orders for patient room beds and furnishings, the one portion of the company's business for which backlog is believed to be a meaningful predictive factor because of the longer order lead times in this industry. All of these orders are expected to be filled in the first half of fiscal 1995. Generally, the company manufactures the balance of its products to its forecast of near term demand, shipping immediately from stock, or else produces based on actual orders received and ships within a short period thereafter. As a result, the company typically does not have substantial backlog for these products and does not believe that backlog at any particular time is indicative of future sales levels.

WORKING CAPITAL REQUIREMENTS

The company does not maintain inventory of its products for a significant period of time. (See "Backlog.") Most of the company's products are manufactured in connection with specific orders which are shipped in less than 30 days, and in many cases less than 72 hours, from receipt of the order. Patient room bed and furnishing products also are manufactured in connection with specific orders, but may take from one to three months until all product is ready to ship. The company maintains a larger stock of those component parts which require longer lead times to obtain from suppliers to minimize the risk of extending time periods to fulfill product orders. The company sells products subject to customary warranties, and occasionally accepts products for replacement upon customer requests. However, returns for credit or refund have not been a material aspect of the company's business. In addition, most of the company's sales are made on standard terms requiring payment by the customer within 30 days of delivery. Some sales are made on extended terms on a selective basis. The company offered extended terms in 1994 to certain of its customers who were impacted by the DMERC Medicare reimbursement transition (see "Business-- Government Regulation"), causing a significant increase in accounts receivable at July 1, 1994.

FOREIGN OPERATIONS

As of July 1, 1994 the company had foreign subsidiaries with manufacturing operations in the United Kingdom, Germany and Spain. A total of nine additional subsidiaries, located in the United Kingdom, Germany (2), Canada, France (2), Norway, Sweden, and the Netherlands, are involved in distribution activities. All of the company's facilities are located in industrially developed areas where qualified labor and material supply have been readily available at economic rates. See "International Operations" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) for additional information and discussion about foreign operations and foreign currency risk management.

RECENT DEVELOPMENTS

On October 26, 1995 the company issued a press release announcing that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods to determine the nature and extent of accounting practices at its Bio Clinic subsidiary that may have been inconsistent with generally accepted accounting principles. On January 4, 1996 the company reported that it had determined, as a result of the investigation, that net sales, operating income and assets at its Bio Clinic Corporation subsidiary had been overstated and liabilities had been understated as a result of actions by a small group of employees in the subsidiary's finance and management information systems departments who falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. Accordingly, the company has restated its financial statements for the year ended July 1, 1994. The restatement reduced previously reported consolidated net income by $4.0 million. The company has also amended its previously filed Form 10-K report for the fiscal year ended June 30, 1995.

On January 4, 1996 the company further announced that it expects to record a pre-tax charge of $32 to $38 million in its fiscal 1996 second quarter, ending December 29, 1995. This charge will include: the estimated cost of the internal investigation, restatement, and reissuance of historical financial statements; the expected attorneys' fees associated with related pending litigation; the write-down of certain assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations; immaterial Bio Clinic items related to periods prior to fiscal 1994; and one-time estimated expenses associated with a reorganization of company operations as part of "Operation Rebound," a company-wide profit improvement program. These expenses include severance, facility closing costs, and write-downs associated with discontinued low-volume products. The company also announced that it had entered into an agreement to sell Bio Clinic's air therapy rental business. The loss on this sale, which was completed on January 31, 1996, is included in the estimate of second quarter charges.

Following the company's October 1995 press release announcing the internal investigation, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the Federal Securities laws and seeking unspecified damages. These lawsuits have been consolidated in the U.S. District Court for the Southern District of California. A number of derivative actions seeking unspecified damages have been filed against the company and certain of its current and former officers, directors and employees in California and Delaware state courts. The company is vigorously defending this litigation. The Securities and Exchange Commission (the "SEC") has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation. See Item 3 - Legal Proceedings.

ITEM 2.  PROPERTIES

The company owns or leases various facilities located in North America and Europe which are utilized in the operations of its businesses. These facilities are suitable for their respective uses and in general are adequate for the company's current needs.

The following table sets forth information concerning the company's major facilities as of July 1, 1994. The company has options to renew a number of its leases as well as purchase options on certain leased facilities.


                                                                                OWNERSHIP      APPROXIMATE
COMPANY/LOCATION                                           USE                  INTEREST     SQUARE FOOTAGE
----------------                             -----------------------------     -----------   --------------
REHABILITATION PRODUCTS GROUP
-----------------------------

CUSTOM WHEELCHAIRS
 (NORTH AMERICA)
Quickie Designs Inc.
   Fresno, California                        Manufacturing, warehousing            Owned           130,000
                                             and administration

   Avon Lake, Ohio                           Manufacturing and warehousing         Leased           45,000
                                                                                   (expires 2003)

   Kent, Washington                          Manufacturing and warehousing         Leased           15,000
                                                                                   (expires 1994)

Sunrise Medical Canada Inc.
   Markham, Ontario, Canada                  Warehousing and administration        Leased           13,000
                                                                                   (expires 1995)

   Barrie, Ontario, Canada                   Warehousing and administration        Leased
                                                                                   (expires 1995)    3,100
                                                                                                   -------
                                             Subtotal                                              206,100
                                                                                                   -------

CUSTOM WHEELCHAIRS
 (UNITED KINGDOM)
Sunrise Medical Ltd.
   Brierley Hill, U.K.                       Manufacturing, warehousing            Owned           110,000
                                             and administration

   Warrington, U.K.                          Warehousing                           Leased            2,000
                                                                                   (expires 1996)

   Dunstable, U.K.                           Warehousing                           Owned             1,000
                                                                                                   -------
                                             Subtotal                                              113,000
                                                                                                   -------



                                                                                OWNERSHIP      APPROXIMATE
COMPANY/LOCATION                                           USE                  INTEREST     SQUARE FOOTAGE
----------------                             -----------------------------     -----------   --------------
CUSTOM WHEELCHAIRS
(HOLLAND)
Sunrise Medical B.V.
  Nieuwegein, Holland                         Warehousing and administration   Leased             18,000
                                                                               (expires 1997)

  Lochristi, Belgium                          Warehousing and administration   Leased              1,000
                                                                               (expires 1996)
                                                                                                 -------
                                              Subtotal                                            19,000
                                                                                                 -------
CUSTOM WHEELCHAIRS
(GERMANY)
Sopur Medizintechnik GmbH
  Malsch, Germany                             Manufacturing, warehousing       Owned             107,000
                                              and administration                                 -------

CUSTOM WHEELCHAIRS
 (NORWAY)
Norsk Rehab AS
  Nesodden, Norway                            Warehousing and administration   Leased             13,000
                                                                               (expires 2001)

  Three other Norway locations                Warehousing                      Leased
                                                                               (expires 1994)      3,000
                                                                                                 -------
                                              Subtotal                                            16,000
                                                                                                 -------

CUSTOM WHEELCHAIRS
 (SWEDEN)
Vitactiv
  Goteborg, Sweden                            Warehousing and administration   Leased             11,400
                                                                               (expires 1996)

  Three other Sweden locations                Warehousing                      Leased
                                                                               (expires 1995)      3,000
                                                                                                 -------
                                              Subtotal                                            14,400
                                                                                                 -------

CUSTOM WHEELCHAIRS
 (SPAIN)
Talleres Uribarri S.L.
  Vizcaya, Spain                              Manufacturing, warehousing       Owned             17,000
                                              and administration

  Vizcaya, Spain                              Manufacturing                    Leased            17,000
                                                                               (expires 2015)

  Vizcaya, Spain                              Warehousing                      Leased             9,000
                                                                               (expires 2017)
                                                                                                -------
                                              Subtotal                                           43,000
                                                                                                -------


                                                                                OWNERSHIP      APPROXIMATE
COMPANY/LOCATION                                           USE                  INTEREST     SQUARE FOOTAGE
----------------                             -----------------------------     -----------   --------------
PATIENT AIDS
Guardian Products Inc.
   Simi Valley, California                    Manufacturing, warehousing       Leased           120,000
                                              and administration               (expires 2008)

   Memphis, Tennessee                         Manufacturing and warehousing    Leased            75,000
                                                                               (expires 1994)

   Oshkosh, Wisconsin                         Manufacturing                    Leased            60,000
                                                                               (expires 2003)

   South Plainfield, New Jersey               Warehousing                      Leased            22,000
                                                                               (expires 1994)   -------
                                              Subtotal                                          277,000
                                                                                                -------

RECOVERY PRODUCTS GROUP
-----------------------

THERAPEUTIC MATTRESSES
Bio Clinic Corporation
   Baldwyn, Mississippi                       Manufacturing and warehousing    Owned            135,000

   Ontario, California                        Manufacturing, warehousing       Leased           176,000
                                              and administration               (expires 2000)

   Atlanta, Georgia                           Manufacturing, warehousing       Leased            75,000
                                              and administration               (expires 1997)

   Houston, Texas                             Manufacturing and                Leased            20,000
                                              administration                   (expires 1995)

   Medley, Florida                            Manufacturing and warehousing    Leased             5,000
                                                                               (expires 1997)

   New York, New York                         Sales                            Leased             2,000
                                                                               (expires 1995)

   Thirty-seven additional leases throughout the United States with various expiration dates through 1996 are used for warehousing
and rental/sales activities                                                                      84,000
                                                                                                -------
                                              Subtotal                                          497,000
                                                                                                -------

HEALTH CARE BEDS
Joerns Healthcare Inc.
  Stevens Point, Wisconsin                    Manufacturing, warehousing        Leased          280,000
                                              and administration                (expires 1998)  -------

                                                                                OWNERSHIP      APPROXIMATE
COMPANY/LOCATION                                           USE                  INTEREST     SQUARE FOOTAGE
----------------                             -----------------------------     -----------   --------------
RESPIRATORY PRODUCTS GROUP
--------------------------

DeVilbiss Health Care Inc.
   Somerset, Pennsylvania                    Manufacturing, warehousing         Owned           130,000
                                             and administration

   Fort Pierce, Florida                      Manufacturing and warehousing      Leased           29,000
                                                                                (expires 1995)

DeVilbiss Health Care Ltd.
   Middlesex, U.K.                           Warehousing and administration     Leased            27,000
                                                                                (expires 2010)

DeVilbiss Medical France, S.N.C.
   Nantes, France                            Warehousing and administration     Leased            12,700
                                                                                (expires 2001)

Sunrise Medical S.A.R.L.
   Mandres Les Roses, France                 Warehousing and administration     Leased
                                                                                (expires 2002)     12,000

DeVilbiss Medizinische Produkte,
  GmbH
   Langer, Germany                           Warehousing and administration     Leased
                                                                                (expires 1995)      2,600

DeVilbiss Health Care (Europa),
  GmbH
   Langer, Germany                           Warehousing and administration     Leased                300
                                                                                (expires 1996)
                                                                                                  -------
                                             Subtotal                                             213,600
                                                                                                  -------

CORPORATE OFFICES
-----------------

   Torrance, California                     Administration                      Leased             12,000
                                                                                                  -------
                                                                                (expires 1994)

DISCONTINUED OPERATIONS
-----------------------

Sunrise Marin Holdings Inc.
(formerly NTRON Electronics, Inc.)
   San Rafael, California                   Subleased                           Leased             18,000
                                                                                (expires 1998)
                                                                                                  -------
                                            Company Total                                       1,816,100
                                                                                                =========

ITEM 3.  LEGAL PROCEEDINGS

On October 26, 1995 the company announced an internal investigation into its financial controls and financial statements for previously reported periods to determine the nature and extent of accounting practices at its Bio Clinic Corporation subsidiary that may have been inconsistent with generally accepted accounting principles. During November and December 1995, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits have been consolidated in the U. S. District Court for the Southern District of California. In addition, a number of derivative actions seeking unspecified damages have been filed against the company and certain of its current and former officers, directors and employees in California and Delaware state courts. The company is vigorously defending this litigation.

The SEC has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation.

On August 18, 1995, a lawsuit was filed in the Colorado District Court of Boulder County, Colorado entitled Alden Laboratories, Inc. v. Eric C. Jay, Pressure Relief Technologies, Inc., d/b/a Jay Fluid Mattress, Sunrise Medical Inc., Quickie Designs Inc. and Jay Medical, Ltd. In the suit the plaintiff alleges that the activities of the defendants during and prior to the acquisition (the "Acquisition") by the company of the seating business of Pressure Relief Technologies, Inc. (formerly Jay Medical, Ltd., the "Seller"), constituted a breach of contract, and other wrongful conduct by the defendants. The plaintiff seeks damages in an unspecified amount, injunctive relief and attorneys' fees and costs. The company believes that it has substantial defenses to each of the claims asserted against it and its subsidiaries, and intends to defend vigorously against those claims. The Acquisition agreement obligates the Seller to indemnify the company against certain of the costs, expenses and losses it may incur as a consequence of the suit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 1994 to a vote of the company's security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered Item in Part I of this Report.

The following is a list of names and ages of all of the executive officers (within the meaning of Item 401 of Regulation S-K) of the company as of September 1, 1994, indicating all positions and offices with the company held by each such person and each such person's principal occupations or employment during the past five years. Executive officers serve at the discretion of the Board of Directors. No person other than those listed below has been chosen to become an executive officer of the company. Messrs. Buckelew and Nutter resigned from the company in January 1996.

Name                         Age                      Position
----                         ---                      --------

Richard H. Chandler           51   Chairman of the board and CEO
Larry C. Buckelew             41   President and chief operating officer
Raymond W. Dyer               48   President - DeVilbiss Health Care Inc.
John R. Frymark               39   President - Guardian Products Inc.
Richard H. Kollisch           46   President - Sopur GmbH
Dennis J. McCarthy            53   President - Joerns Healthcare Inc.
Brad Nutter                   42   President - Bio Clinic Corporation
Thomas H. O'Donnell           51   President - Quickie Designs Inc.
Barrie Payne                  57   Managing director - Sunrise Medical Ltd.
C. Leslie de Ruiter           35   Managing director - Sunrise Medical Benelux
Ted N. Tarbet                 41   Senior vice president, CFO and secretary
Roberta C. Baade, Ph.D.       50   Vice president of human resources
Bill Rossi                    36   Vice president and controller
Sam Sinasohn                  33   Vice president of taxes and
                                     assistant secretary

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

Raymond W. Dyer was elected president of DeVilbiss Health Care Inc. in June 1994. From 1992 to 1994, Mr. Dyer was president of Renal Products Group of National Medical Care, Inc. a division of W.R. Grace & Company that manufactures kidney dialysis equipment and supplies. Prior to joining W.R. Grace, he held a variety of positions with Cobe Laboratories, a manufacturer of blood oxygenators and dialysis equipment and supplies, including corporate vice president for Europe, Africa and Middle East operations and division president.

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

Brad Nutter was elected president of Bio Clinic Corporation in July 1993. From 1990 to 1993, Mr. Nutter was president of Hospitex, a Baxter International division that markets textiles, apparel, pressure relief and incontinent care products. Mr. Nutter served as vice president, corporate sales for Multi-Hospital Systems, a division of Baxter International that manufactures and distributes medical products, from 1985 to 1990. Prior to joining Baxter, he held a variety of positions with American Hospital Supply Corporation including vice president, national accounts and midwest area vice president.

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

Barrie Payne has served as managing director of Sunrise Medical Ltd. since June 1983. Previously, Mr. Payne was president and owner of A-BEC Mobility Inc., a distributor of electric wheelchairs and other power mobility products that he founded in 1972.

C. Leslie de Ruiter has served as managing director of Sunrise Medical Benelux since October 1992, with additional responsibilities after July 1, 1994 of supervising other Sunrise-owned distribution companies in Europe. Previously, Mr. de Ruiter held the positions of business unit manager and marketing manager for the OPG Group, a Dutch health care company that manufactures, imports and sells pharmaceuticals and medical supplies, from 1989 through 1992. Prior to that, Mr. de Ruiter held a variety of sales and marketing positions at Eli Lilly International Benelux, a pharmaceutical company.

Ted N. Tarbet was elected senior vice president, chief financial officer and secretary in August 1993. Previously, Mr. Tarbet served as vice president, chief financial officer and secretary from June 1989 until August 1993. He served as corporate controller from 1986 to 1988, when he was elected vice president and
controller of the company.   From 1981 to 1986, Mr. Tarbet served as controller
and then as vice president and chief financial officer of Anadex Inc., a manufacturer of personal computer products. Mr. Tarbet is a certified public accountant.

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

Bill Rossi was elected vice president and controller in August 1993.
Previously, Mr. Rossi served as corporate controller from July 1991 until August 1993. He was corporate controller and chief accounting officer for Vestar, Inc., a pharmaceutical manufacturer, from 1987 to 1991. From 1985 to 1987, Mr. Rossi served as controller for the Space Ordnance Systems Division of TransTechnology Corporation, a manufacturer of aerospace and military products. Mr. Rossi is a certified public accountant.

Sam Sinasohn was elected vice president of taxes and assistant secretary in March 1994. Previously, Mr. Sinasohn served as director of taxes and assistant secretary from September 1988 to March of 1994 and as tax manager from July 1985 to September 1988. From 1982 to 1985, Mr. Sinasohn was a tax specialist for KPMG Peat Marwick. Mr. Sinasohn is a certified public accountant.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The company's common stock, $1 par value, began trading on the New York Stock Exchange on July 27, 1992. Prior to that date, the company's common stock was traded on the NASDAQ/National Market System. The highest and lowest daily closing price for each quarterly period during the last two fiscal years was as follows:

                      Fiscal Year 1994   Fiscal Year 1993
                      ----------------   ----------------
                       High      Low      High      Low
---------------------------------------------------------
  First Quarter        24 7/8   21 3/8    22 3/4   14 1/2
  Second Quarter       30 1/2   24 1/4    30 5/8   21 5/8
  Third Quarter        32 3/4   28 3/4    30 1/4   20 7/8
  Fourth Quarter       30 1/2   21 1/4    26 1/8       20
  Year                 32 3/4   21 1/4    30 5/8   14 1/2
---------------------------------------------------------

The number of holders of record of Sunrise common stock as of September 15, 1994 was 752. The company estimates it has approximately 14,200 beneficial holders of its common stock.

The company has not paid cash dividends to holders of its common stock and has no plans to do so in the foreseeable future. The company presently intends to retain all earnings to fund its operations and future growth.

ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The company has restated previously issued financial results for the fiscal year ended July 1, 1994. The restatement primarily reflects adjustments to reduce the recorded amounts of receivables, inventories, and property, plant and equipment at the company's Bio Clinic subsidiary, thereby reducing consolidated net income. See Note 2 of Notes to Consolidated Financial Statements.

                                                        Years Ended
                                 ---------------------------------------------------------
                                  July 1,     July 2,      July 3,   June 28,     June 29,
                                   1994        1993        1992(4)     1991        1990
                                 ---------   ---------   ---------   ---------   ---------
                                 (Restated)
SELECTED CONSOLIDATED
  RESULTS OF OPERATIONS DATA:
  Net sales                      $466,942    $319,196    $243,920    $203,825    $172,069
  Gross profit                    166,947     115,317      86,218      69,909      60,758
  Marketing, selling and
   administrative expenses        102,776      67,269      51,796      43,772      38,720
  Research and development
   expenses                        11,029       7,388       5,846       4,212       3,585
  Corporate expenses                5,444       4,439       3,701       3,125       3,017
  Amortization of intangibles       5,435       2,374       1,772       1,472       1,465
  Corporate operating income       42,263      33,847      23,103      17,328      13,971
  Interest expense                  6,078       4,252       2,908       3,656       4,803
  Income before taxes              36,168      29,696      20,244      13,670       9,190
  Net income                       21,809    $ 18,090     $12,027    $  8,068    $  5,280
                                 ========    ========    ========    ========    ========
  Earnings per share (1)         $   1.19    $   1.21    $    .94    $    .79    $    .58
  Weighted average shares
    outstanding(1)                 18,317      14,950      12,786      10,246       9,130
                                 ========    ========    ========    ========    ========
SELECTED CONSOLIDATED
 BALANCE SHEET   DATA:

  Working capital                $101,479    $ 92,049    $ 32,137    $ 22,229    $ 20,608
  Total assets                    471,667     284,031     201,810     120,018     114,583
  Long-term debt (2)              118,697      32,475      56,039      16,864      48,148

  Stockholders' equity (3)       $259,539    $194,723    $ 92,256    $ 67,366    $ 34,634
                                 ========    ========    ========    ========    ========

(1) For fiscal years 1994, 1993 and 1992 earnings per share and weighted average number of shares outstanding for fully diluted computations are not materially different from primary computations. For fiscal year 1991, fully diluted earnings per share were $.71 based on 12,390 average shares outstanding. For fiscal year 1990, fully diluted earnings per share were $.53 based on 12,002 average shares outstanding.

(2) Excludes current installments of long-term debt.

(3) The company did not declare cash dividends for the fiscal years 1990 through 1994.

(4) Fiscal year 1992 contained 53 weeks.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

On October 26, 1995 the company issued a press release announcing that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods to determine the nature and extent of accounting practices at its Bio Clinic subsidiary that may have been with generally accepted accounting principles. On January 4, 1996 the company reported that it had determined, as a result of the investigation, that net sales, operating income and assets at its Bio Clinic Corporation subsidiary had been overstated and liabilities had been understated as a result of actions by a small group of employees in the subsidiary's finance and management information systems departments who falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. Accordingly, the company has restated its financial statements for the years ended June 30, 1995 and July 1, 1994. The restatement reduced previously reported consolidated net income for fiscal 1994 by $4.0 million. See
Note 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Sunrise Medical achieved a seventh consecutive year of record sales and net income in fiscal 1994, although earnings per share declined compared to the prior year. The current year was highlighted by the acquisition of DeVilbiss Health Care, the largest such transaction in the company's history. Additional investments were made in global expansion, research and development, and a record level of capital expenditures. A $148 million increase in sales this year was driven by 15% base business growth and the addition of respiratory revenue generated by the acquisitions of DeVilbiss and Pulsair. Corporate operating income and net income margins declined during 1994 as a result of lower patient aid product profitability and added goodwill amortization resulting from the DeVilbiss acquisition. Additionally, earnings per share decreased $.07 as a result of dilution from the company's three-million share public offering in 1993's third quarter. As a result, earnings per share decreased by 2% to $1.19 in 1994, following a gain of 29% to $1.21 in 1993.

NET SALES ANALYSIS

In 1994 sales increased 46% to $467 million, while 1993 sales of $319 million were 31% higher than 1992 sales of $244 million. The results for 1993 and 1994 reflect 52 weeks of operations for each year. The results for 1992 include 53 weeks of operations, resulting in an estimated $4 million of additional revenue that year. The company has experienced sales growth in both domestic and international markets in each of the last three years. Acquisitions have played a significant role during this period, increasing sales by 33%, 17%, and 8% in 1994, 1993 and 1992, respectively. The company expects acquisition-related sales growth to have a less significant impact in future years than was the case in 1994. International currency fluctuations reduced sales by 2% in both 1994 and 1993, while 1992's sales were negatively impacted by 1%. The

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

effect of currency variations on reported results is anticipated to increase as the company continues to expand its foreign operations and achieves greater geographic diversification.

Both the Rehabilitation and Recovery Groups reported record sales in each of the last three years. These sales gains have been achieved through strategic acquisitions, new product introductions, expansion of domestic distribution capabilities and international growth. Additionally, the company's sales were bolstered by the Respiratory Group, formed in 1994 with the acquisition of DeVilbiss and Pulsair, which contributed $93 million in sales. Significant price competition in all of the company's markets has historically not allowed meaningful price increases to be realized. This trend was pronounced in several product areas in particular during 1994 -- patient aids, standard wheelchairs and respiratory products -- and is expected to continue for the foreseeable future. In the U.S., the ongoing restructuring of the health care reimbursement system and insurance industries has increased pricing pressures and shifted product mix toward lower-priced models in certain domestic markets. Health care reform legislation, if any, could intensify these trends. Management believes that future sales growth will be driven predominantly by volume growth, product mix shifts and continued global expansion.

                  ANALYSIS OF PRODUCT LINE SALES CONTRIBUTION

(in millions)                     1994              1993             1992
                               -----------     -------------     -----------
Rehabilitation Products:
   Custom Wheelchairs          $167    36%     $145       45%    $108     44%
   Patient Aids                  67    14%       63       20%      56     23%
                               ----   ---      ----     ----     ----   ----
                                234    50%      208       65%     164     67%
                               ----   ---      ----     ----     ----   ----
Recovery Products:
   Support Surfaces              98    21%       75       24%      52     21%
   Healthcare Beds               42     9%       33       10%      28     12%
                               ----   ---      ----     ----     ----   ----
                                140    30%      108       34%      80     33%
                               ----   ---      ----     ----     ----   ----
Respiratory Products             93    20%        3*       1%      --     --
                               ----   ---      ----     ----     ----   ----
Company Total                  $467   100%     $319      100%    $244    100%
                               ====   ===      ====     ====     ====   ====

* Certain foreign sales were reclassified from the Rehabilitation Group to conform to 1994's organizational structure and presentation.

Sales of Rehabilitation Products increased 13% to $234 million in 1994 and 27% to $208 million in 1993. In this group custom wheelchair sales rose 15% in 1994, following a 34% advance in 1993. At $167 million, they accounted for 36% of total company sales in 1994 versus 45% in 1993 and 44% in 1992. As a result of strong sales growth, fueled by product innovation, Sunrise believes it has

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

again achieved worldwide market share gains in both manual and power wheelchairs. Quickie Designs, the company's U.S. custom wheelchair division, has increased its market share of power wheelchairs significantly over the last two years, posting a 28% increase in power chair sales in 1994, following a 92% increase in 1993.

The company's European sales of Rehabilitation Products in 1994 were helped by the acquisition of a Swedish wheelchair distributor during the year and the purchase of wheelchair distributors in France and Norway in the second half of 1993. Sunrise Medical U.K. continued to experience solid growth, while Uribarri, the company's Spanish manufacturer of standard wheelchairs, expanded market share significantly with local currency sales growth of 34% in 1994. This growth was partially offset, however, by an 18% depreciation of the Spanish peseta against the U.S. dollar. Although 1994 rehabilitation product sales in Germany were marginally ahead of last year, significant unit volume increases from a redesigned line of cost-reduced wheelchairs, along with tight expense controls, resulted in improved margins.

Sales of patient aids manufactured by the company's Guardian division reached $67 million, a 6% increase in 1994 after a 13% gain in 1993. Guardian reported lower operating margins in 1994, however, stemming from a temporary reduction in operating efficiency caused by a plant relocation and system conversion during the year, together with intensified industry price competition.

Recovery Products revenues grew 30% in 1994 to $140 million, after gaining 35% to $108 million in 1993. Sales and rentals of support surfaces products advanced 31% in fiscal 1994 to $98 million versus a 44% jump in 1993. The consumer division of Bio Clinic generated 41% growth in sales of foam mattress pads and specialty pillows to retail consumer markets in 1994.

Bio Clinic increased its sales and rentals of air therapy products by 63% in 1994. In 1993 air therapy product sales and rentals grew 130% over 1992, the year of initial market entry. (This air therapy rental business was subsequently sold in January 1996.) The company expects that a continuing shift in customer preference for products that use air floatation for pressure reduction and relief will cause the market for health care foam overlays to remain weak. Bio Clinic's sales of medical foam products rose 4% in 1994 after declining 16% in 1993, but now represent only 6% of total Sunrise sales. Medical foam sales benefitted from important new customer relationships which added $4.9 million of revenue during 1994.

Sales of healthcare beds and furnishings by the Joerns division increased 27% to $42 million in 1994 after 18% growth in 1993. Volume increases and new products led to a second year of significant profit improvement in 1994. Joerns is now capitalizing on its position as a low-cost manufacturer of innovative products, allowing it to compete aggressively in its primary nursing home market and the growing subacute care market.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EXPENSE AND PROFIT ANALYSIS

Gross margin (gross profit as a percentage of net sales) declined by .3% to 35.8% in 1994, which followed an increase of .8% to 36.1% in 1993. The lower gross margin percentage in 1994 reflects the negative impact of lower patient aid margins and increasingly competitive daily rental prices for its air therapy products. These factors more than offset the company's continuing efficiency gains. Sales per Associate, considered by management to be the best overall indicator of relative productivity, increased 8% to $141,400 in 1994. The increased gross margin percentage in 1993 resulted from a favorable product mix as higher-margin custom wheelchairs accounted for a larger percentage of total sales.

Marketing, selling and administrative expenses as a percentage of net sales increased .9% to 22.0% in 1994 following a .1% drop in 1993. Both years benefitted from cost control measures and the leveraging of fixed costs over higher sales volume, partially offset by new product launch costs and expansion of distribution capabilities. The higher ratio in 1994 resulted from higher expense levels associated with respiratory products, which also have higher gross margins, and air therapy products.

Research and development expenditures in 1994 increased 49% to $11.0 million, following a 26% increase in 1993. The acquisition of DeVilbiss, whose R&D expense as a percentage of sales is higher than the rest of the company, caused total research and development spending to increase to 2.4% of net sales in 1994 from 2.3% in 1993. Research and development spending was 2.4% of net sales in 1992.

Taken together, corporate expenses and goodwill amortization represented 2.3% of sales in 1994, up from 2.1% in 1993 and 2.2% in 1992. Corporate expenses grew more slowly than the company's sales in each of the last two years and represented only 1.2% of sales in 1994, down from 1.4% in 1993 and 1.5% in 1992. Primarily as a result of the July 1993 acquisition of DeVilbiss, amortization of goodwill increased 129% in 1994. Goodwill amortization was up 34% in 1993 as a result of acquisitions made in 1993 and the second half of 1992. Goodwill amortization represented 1.2% of net sales in 1994, up from .7% in 1993 and 1992.

The slightly lower gross margin percentage, plus growth in operating expenses and goodwill amortization, resulted in a 9.1% corporate margin in 1994, down 1.5% from the 10.6% corporate margin in 1993. Corporate margin rose 1.1% in 1993 from 9.5% of net sales in 1992.

Interest expense, net of interest income, rose 47% in 1994 and 32% in 1993 due to higher average borrowings required to finance acquisitions completed during those years and to fund capital expenditures. The effect on net interest expense of financing these investments was partially offset by lower prevailing interest rates. Net interest expense in 1993 was also reduced by use of the proceeds from the company's third quarter three million share common stock offering to pay down all domestic bank debt and to increase interest earning investments.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS OF EXPENSES AND PROFIT MARGINS

                                                                 % Increase
(in millions)                      1994     1993      1992      94/93    93/92
                                   ------    ------    ------   -----    -----
Net sales                          $466.9    $319.2    $243.9     46%      31%
                                   ------    ------    ------   -----    -----
Gross profit                        166.9     115.3      86.2     45%      34%
  % of net sales                    35.8%     36.1%     35.3%
Marketing, selling
  and administrative expenses       102.8      67.3      51.8     53%      30%
    % of net sales                  22.0%     21.1%     21.2%

Research and development             11.0       7.4       5.8     49%      26%
  % of net sales                     2.4%      2.3%      2.4%
Corporate expenses                    5.4       4.4       3.7     23%      20%
  % of net sales                     1.2%      1.4%      1.5%
Amortization of goodwill
 and other intangibles                5.4       2.4       1.8    129%      34%
  % of net sales                     1.2%       .7%       .7%
                                   ------    ------    ------   -----    -----
Corporate operating income           42.3      33.8      23.1     25%      47%
  % of net sales                     9.1%     10.6%      9.5%
Interest and other                    6.1       4.2       2.9     47%      45%
  % of net sales                     1.3%      1.3%      1.2%
                                   ------    ------    ------   -----    -----
Pre-tax income                       36.2      29.7      20.2     22%      47%
  % of net sales                     7.7%      9.3%      8.3%
Income taxes                         14.4      11.6       8.2     24%      41%
  % of pre-tax income               39.7%     39.1%     40.6%
                                   ------    ------    ------   -----    -----
 Net income                         $21.8    $ 18.1    $ 12.0     21%      50%
   % of net sales                    4.7%      5.7%      4.9%
                                   ------    ------    ------   -----    -----

The company's effective tax rate increased in 1994 to 39.7% from 39.1% in 1993. The company's rate declined 1.5% in 1993 from 40.6% in 1992. The higher rate in 1994 resulted from a higher level of non-deductible goodwill amortization and a one percentage point increase in the Federal statutory rate, partially offset by the impact of the fiscal 1994 implementation of the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes," the cumulative effect of

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

which was not material. The lower rate in 1993 resulted from tax-exempt interest income generated by investment of excess cash during the second half of the year and a lower effective tax rate on foreign earnings.

Net income rose 21% in 1994 and 50% in 1993. Net margin was 4.7% of sales in 1994, less than the net margin achieved in the preceding year as a result of higher operating expenses and goodwill amortization. In 1993 net margin advanced to 5.7% from 4.9% in 1992 as a result of improved corporate operating margins.


The company attempts to minimize or offset the impact of inflationary pressures on labor and raw material costs through increased sales volume, improved productivity and active cost control measures. The company believes that inflationary material cost increases may continue and that the markets in which it sells its products will remain price-sensitive, thereby limiting its ability to use price increases to offset higher costs.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

CASH FLOW

In both 1994 and 1993 the company's free cash flow (cash provided by operating activities less net capital expenditures) was negative at $20.1 million and $10.3 million, respectively. Cash flow in 1992 was $.9 million. All three years were impacted by the company's aggressive expansion of its air therapy rental business and investments in property, plant and equipment. Free cash flow in 1994 was also negatively impacted by an increase in accounts receivable of $26.7 million (net of the effect of acquisitions) due primarily to reimbursement delays to the company's U.S. home medical equipment provider customers caused by Medicare's conversion to a newly-instituted regional claims processing system. It is anticipated that the backlog of provider claims experienced by these regional "DMERCs" (Durable Medical Equipment Regional Carriers) during their start-up periods will decrease during 1995. The company expects the affected customer receivable balances to then return to more normal levels.

The company's cash generation (net income plus non-cash charges) has and will continue to be an important source of capital for funding working capital needs, capital spending and strategic acquisitions. In 1994 cash generation reached $39.6 million, or 182% of reported net income.

Sunrise measures the profitability of its asset deployment by tracking its pre-interest, pre-tax return on average net tangible working assets (net tangible assets exclusive of cash), called RONA. RONA is a key factor in determining performance under the company's management incentive bonus program, helping to ensure that cash is directed to those investments with the highest potential returns. RONA was 30.0% in 1994, down from 36.5% in 1993, primarily as a result of the DMERC-related increase in accounts receivable mentioned above, and a decline in operating income in the support surfaces business.

CAPITAL EXPENDITURES

Capital spending in 1994 reached $23.4 million, or 192% of depreciation, while 1993 expenditures of $18.3 million were 249% of that year's depreciation. Significant investments made in 1994 include:

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

continued expansion of the company's field rental inventory of air therapy products; upgrades in machinery and equipment for the manufacture of healthcare beds; investments in the company's standard lightweight wheelchair manufacturing capacity; and other investments in manufacturing facilities, tooling for new or cost-reduced products and capacity expansion projects. The company expects to invest a similar amount in capital expenditures in 1995.

ACQUISITIONS

Sunrise made three acquisitions in 1994, following the completion of seven transactions during 1993 and another seven in 1992. These 17 transactions came after a four-year period during which minimal acquisition activity took place, and almost all growth was derived from the company's core businesses.

During 1994 the company acquired domestically two manufacturers of respiratory products used in the home. DeVilbiss, acquired in July 1993, manufactures oxygen concentrators, compressor nebulizers and sleep therapy equipment. This purchase represented 94% of the total investment in acquisitions completed during 1994. Pulsair, acquired in January 1994, manufactures liquid oxygen products and proprietary oxygen demand delivery devices. Also acquired was Vitactiv, a Swedish distributor of rehabilitation products. These three acquisitions, which were accounted for as purchases, involved an aggregate cost of $140.9 million, consisting of $103.4 million in cash, $37.3 million of company common stock, and $.2 million in subordinated debt. The company also issued $2 million of company common stock in 1994 as additional consideration for the attainment of certain sales targets related to a 1993 acquisition. During 1993 the company acquired two manufacturers and five distributors for a total investment of $20.3 million. Refer to Note 3 of Notes to Consolidated Financial Statements for additional information.

Following the 1994 fiscal year end, in September 1994, Sunrise completed the acquisition of certain assets of Jay Medical Ltd., a Boulder, Colorado-based manufacturer of wheelchair cushions and seating systems, for approximately $31.5 million. In April 1995 the company acquired all of the outstanding stock of S.E.P.A.C., Corona S.A., Tecktona Bois S.A. and Tecktona Sante S.A., a group of related French corporations (collectively, "Corona") for approximately $42.9 million. Corona manufactures and markets hydraulic and electric beds and other furniture for the home care, nursing home and hospital markets in France. See
Note 11 of Notes to Consolidated Financial Statements for additional information.

CAPITAL STRUCTURE AND LEVERAGE

The company's capital structure is made up of two components: stockholders' equity and long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Stockholders' equity was $259.5 million at the end of 1994, up $64.8 million
from the prior year   primarily as a result of the addition of $21.8 million in
net income and the issuance of $40.9 million in common stock to sellers of acquired companies and stock optionees.

Long-term debt increased $86.2 million to $118.7 million at year end as a result of borrowings related to acquisitions and capital expenditures. German mark borrowings used to finance a 1992 acquisition represented $21.9 million of long-term debt at year end. The company utilizes interest rate swaps to fix the interest rate on its German mark borrowings and a portion of its U.S. dollar-denominated debt. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information.

The company's ratio of debt to total capitalization rose to 31% at year end, well below the company's self-imposed target ceiling of 40%. This ratio increased from 14% at the end of fiscal 1993 as a result of the company's first quarter acquisition of DeVilbiss.

As of July 1, 1994, the company's funds availability from its $130 million multi-currency credit facility was $19 million. Subsequent to year end this facility was increased to $225 million. On September 29, 1995, this credit facility was amended to increase the total commitment to $275 million (with annual reductions of $20 million in January 1998, 1999 and 2000).

As a result of the restatement of its 1995 and 1994 financial statements and the unusual charges to be recorded in the second quarter of 1996, the company will not be in compliance with certain covenants contained in its credit facility. On February 16, 1996 the bank group agreed to a waiver of compliance with these covenants until February 28, 1997. Management believes that appropriate amendments will be made to the credit facility prior to the end of the company's 1996 fiscal year, although no assurance can be given that such amendments will be completed. In connection with the waiver of compliance by the bank group, the company has agreed to an increase in the interest rate it is charged and must comply with certain revised covenants, such as maintenance of debt to capital ratio, net worth and interest coverage. In addition, the company must obtain approval of the bank group for any acquisitions.

Management periodically evaluates possible acquisitions as vehicles to enhance future growth by expanding its product offerings or extending its geographic reach. The company would expect to finance these through a combination of additional borrowings under existing or expanded credit facilities, seller financing in the form of subordinated notes, and the issuance of common stock.


INTERNATIONAL OPERATIONS

Management estimates that over half of the worldwide market for the company's products is outside the U.S. The company seeks to access these markets by expanding globally and establishing manufacturing and distribution capabilities in key countries. This exposes Sunrise to adverse changes in local economic conditions, governmental purchase curtailments and swings in local currency values

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in each of these countries. The company believes that, over time, the impact of changing conditions in any single foreign country will be diluted by greater geographic diversification.

FOREIGN CURRENCY RISK MANAGEMENT

Operating on a global basis requires a posture of active currency risk management. Sunrise trades in a variety of foreign currencies which are constantly shifting in relative value. The company engages in significant hedging activities to minimize potential transaction losses on net cash flows denominated in these currencies. These cash flows can arise from cross-border trade flows or intercompany financing transactions. The company's financial statements are also subject to foreign currency translation fluctuations. These arise when changes in foreign exchange values cause distortion of the comparative results of foreign operations when they are translated into U.S. dollars.

In contrast to transaction gains or losses, translation fluctuations are not the result of a cash exchange of currencies and, therefore, do not give rise to a direct economic gain or loss. In these cases the costs to execute hedges would exceed any consistently realizable tangible benefits. Consequently, the company does not commit economic resources to hedge against the potential effect of foreign currency translation fluctuations. It believes that the best long-term protection of stockholder value is in fact to do business in the broadest possible basket of currencies, which ultimately should reflect the global distribution of gross national products.

DIVIDEND POLICY

The company's present policy is to use available cash flow for reinvestment in its core businesses, for future acquisitions and for debt reduction, in lieu of a cash dividend. This policy reflects an appraisal by management and the Board of Directors, which includes the company's largest stockholder, of the of the company's investment opportunities and their confidence in the company's ability to continue increasing economic value for its stockholders through cash retention and reinvestment. This policy is reviewed periodically as industry conditions change.

LITIGATION

Following the announcement of the internal investigation into financial reporting practices at the company's Bio Clinic subsidiary, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits have been consolidated in the U.S. District Court for the Southern District of California. In addition, a number of derivative actions seeking unspecified damages have been filed against the company and certain of its current and former officers, directors and employees in California and Delaware state courts. The company is vigorously defending this litigation. The Securities and Exchange Commission has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation. See Item 3 - Legal Proceedings. In connection with this litigation and investigation, the company has incurred and is incurring significant legal and other costs which the company has funded and expects to continue to fund from operating cash flows and borrowings under its bank credit facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein:
                                                                     Page
                                                                     ----
Independent Auditors' Report                                          32
Consolidated balance sheets as of July 1, 1994 and July 2, 1993       33
Consolidated statements of operations for the years ended
July 1, 1994, July 2, 1993, and July 3, 1992                          34
Consolidated statements of cash flows for the years ended
July 1, 1994, July 2, 1993, and July 3, 1992                          35
Consolidated statements of stockholders' equity for the years
ended July 1, 1994, July 2, 1993 and  July 3, 1992                    36
Notes to consolidated financial statements                            37


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sunrise Medical Inc.:

We have audited the accompanying consolidated balance sheets of Sunrise Medical Inc. and Subsidiaries as of July 1, 1994 and July 2, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 1, 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in Item 14.a(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Medical Inc. and Subsidiaries as of July 1, 1994 and July 2, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As disclosed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements and financial schedule VIII as of July 1, 1994 and for the year then ended.


                            KPMG Peat Marwick LLP


Los Angeles, California
August 23, 1994, except as to Notes 2 and 11 to the consolidated financial statements, which are as of January 4, 1996 and February 16, 1996, respectively

                         SUNRISE MEDICAL INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                     (in thousands)

                                                                     July 1,           July 2,
                                      Assets                          1994              1993
                                                                   ----------        ---------
Current assets:                                                    (Restated)
   Cash and cash equivalents                                       $  2,581          $  40,038
   Receivables, less allowance for doubtful accounts
       of $4,373 and $3,017, respectively                           114,633             67,590
   Inventories                                                       65,558             35,935
   Other current assets                                               9,413              1,979
                                                                   --------           --------
Total current assets                                                192,185            145,542
                                                                   --------           --------
Property, plant and equipment, at cost:
   Land                                                               3,909              3,857
   Property and equipment                                           108,923             74,609
   Leasehold improvements                                             9,271              6,367
                                                                   --------           --------
                                                                    122,103             84,833
   Less accumulated depreciation and amortization                   (45,879)           (28,647)
                                                                   --------           --------
Property, plant and equipment, net                                   76,224             56,186

Goodwill and other intangible assets, less accumulated
   amortization of $24,351 and $17,258, respectively                202,477             81,803
Other assets, net                                                       781                500
                                                                   --------           --------
Total assets                                                       $471,667           $284,031
                                                                   ========           ========
                          Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of long-term debt                          $  1,789           $  1,657
   Trade accounts payable                                            31,611             19,591
   Accrued compensation and other expenses                           54,619             30,914
   Income taxes                                                       2,687              1,331
                                                                   --------           --------
Total current liabilities                                            90,706             53,493
                                                                   --------           --------
Long-term debt, less current installments                           118,697             32,475
Deferred income taxes                                                 2,725              3,340
Stockholders' equity:
   Preferred stock, $1 par. Authorized 5,000 shares; none issued        --                 --
   Common stock, $1 par. Authorized 40,000 shares; 17,996 and
      16,174 shares, respectively, issued and outstanding            17,996             16,174
   Additional paid-in capital                                       175,965            136,931
   Retained earnings                                                 66,805             44,996
   Cumulative foreign currency translation adjustment                (1,227)            (3,378)
                                                                   --------           --------
Total stockholders' equity                                          259,539            194,723
                                                                   --------           --------
Total liabilities and stockholders' equity                         $471,667           $284,031
                                                                   ========           ========

         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                     Years Ended
                                                        -------------------------------------
                                                          July 1,       July 2,       July 3,
                                                           1994          1993          1992
                                                        ---------       -------       -------
                                                        (Restated)
Net sales                                               $466,942       $319,196      $243,920
Cost of sales                                            299,995        203,879       157,702
                                                        --------       --------      --------
Gross profit                                             166,947        115,317        86,218
                                                        --------       --------      --------
Marketing, selling and administrative expenses           102,776         67,269        51,796
Research and development expenses                         11,029          7,388         5,846
Corporate expenses                                         5,444          4,439         3,701
Amortization of goodwill and other intangibles             5,435          2,374         1,772
                                                        --------       --------      --------
Corporate operating income                                42,263         33,847        23,103
                                                        --------       --------      --------
Other (expense) income:
  Interest expense                                        (6,078)        (4,252)       (2,908)
  Interest income                                             56            464            43
  Other income and expense, net                              (73)          (363)            6
                                                        --------       --------      --------
                                                          (6,095)        (4,151)       (2,859)
                                                        --------       --------      --------
Income before taxes                                       36,168         29,696        20,244
Income taxes                                              14,359         11,606         8,217
                                                        --------       --------      --------
Net income                                              $ 21,809       $ 18,090      $ 12,027
                                                        ========       ========      ========
Earnings per share                                      $   1.19       $   1.21      $   0.94
                                                        ========       ========      ========
Weighted average number of shares outstanding             18,317         14,950        12,786
                                                        ========       ========      ========


         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                              Years Ended
                                                                   ------------------------------------
                                                                    July 1,      July 2,      July 3,
                                                                     1994         1993         1992
                                                                   ----------   ----------   ----------
                                                                   (Restated)
Cash flows from operating activities:
       Net income                                                  $  21,809     $ 18,090     $ 12,027
       Depreciation and amortization                                  12,198        7,333        5,697
       Amortization of goodwill and other intangibles                  5,435        2,374        1,772
       Deferred income taxes                                             179          581          285
Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                           (26,741)     (10,312)      (8,628)
       Inventories                                                   (12,680)      (4,854)      (4,475)
       Other current assets                                           (6,778)      (1,031)        (837)
       Accounts payable and other liabilities                          9,859       (4,195)       6,407
                                                                   ---------     --------     --------
Net cash provided by operating activities                              3,281        7,986       12,248
                                                                   ---------     --------     --------
Cash flows from investing activities:
       Payments for purchase of property, plant and equipment        (23,373)     (18,260)     (12,298)
       Proceeds from sale of property, plant and equipment                --           --          931
       Net cash invested in acquisitions of businesses              (104,312)     (10,857)     (33,203)
                                                                   ---------     --------     --------
Net cash used for investing activities                              (127,685)     (29,117)     (44,570)
                                                                   ---------     --------     --------
Cash flows from financing activities:
       Borrowings of long-term debt                                  164,344       34,480       98,171
       Repayments of long-term debt                                  (79,053)     (56,361)     (65,862)
       Proceeds from issuance of common stock                          1,609       82,205        1,207
                                                                   ---------     --------     --------
Net cash provided by financing activities                             86,900       60,324       33,516
                                                                   ---------     --------     --------
Effect of exchange rate changes on cash                                   47         (498)          53
                                                                   ---------     --------     --------
Net (decrease) increase in cash and cash equivalents                 (37,457)      38,695        1,247
Cash and cash equivalents at beginning of year                        40,038        1,343           96
                                                                   ---------     --------     --------
Cash and cash equivalents at end of year                           $   2,581     $ 40,038     $  1,343
                                                                   =========     ========     ========

         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                  Common stock                                  Foreign         Total
                                               -----------------     Additional                 currency        stock-
                                                 Number               paid-in     Retained     translation      holders'
                                               of shares  Amount      capital     earnings     adjustment       equity
                                               ---------  ------     ----------   --------     -----------      -------
Balance at June 28, 1991                         5,963    $ 5,963    $  46,513    $14,879      $     11        $ 67,366
                                                ------    -------     --------    -------      --------        --------
  Exercise of stock options                         78         78          518        --           --               596
  Tax benefit from exercise
     of stock options                             --          --           611        --           --               611
  Issuance of stock for acquisitions               306        306        9,144        --           --             9,450
  Net income                                      --          --           --      12,027          --            12,027
  Foreign currency translation
     adjustment                                   --          --           --         --          2,206           2,206
  Two-for-one stock split                        6,347      6,347       (6,347)       --           --               --
                                                ------    -------     --------    -------      --------        --------
Balance at July 3, 1992                         12,694     12,694       50,439     26,906        2,217          92,256
                                                ------    -------     --------    -------      --------        --------
  Exercise of stock options                        132        132          433        --           --               565
  Tax benefit from exercise
     of stock options                              --         --           704        --           --               704
  Issuance of stock for acquisitions               348        348        7,419        --           --             7,767
  Net income                                       --         --           --      18,090          --            18,090
  Foreign currency translation
     adjustment                                    --         --           --         --         (5,595)         (5,595)
  Common share offering                          3,000      3,000       77,936        --           --            80,936
                                                ------    -------     --------    -------      --------        --------
Balance at July 2, 1993                         16,174     16,174      136,931     44,996        (3,378)        194,723
                                                ------    -------     --------    -------      --------        --------
  Exercise of stock options                        154        154          697        --           --               851
  Tax benefit from exercise
     of stock options                              --         --           758        --           --               758
  Issuance of stock for acquisitions             1,668      1,668       37,579        --           --            39,247
  Net income (restated)                            --         --           --      21,809          --            21,809
  Foreign currency translation
     adjustment                                    --         --           --         --          2,151           2,151
                                                ------    -------     --------    -------      --------        --------
Balance at July 1, 1994 (restated)              17,996    $17,996     $175,965    $66,805      $ (1,227)       $259,539
                                                ======    =======     ========    =======      ========        ========

         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background
----------

Sunrise Medical Inc. (the "company") designs, manufactures and markets medical products used in institutional and home care settings that address the recovery, rehabilitation, and respiratory needs of the patient. Products include custom manual and electric wheelchairs, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and pressure management systems for healthcare and consumer markets. Sunrise products are designed to meet the special needs of five groups of people: the elderly, the disabled, the recovering patient, the respiratory sufferer and the health-conscious consumer.

Fiscal Year End
---------------

The company's fiscal year ends on the Friday closest to June 30th, resulting in years of either 52 or 53 weeks. The years ended July 1, 1994 and July 2, 1993 contained 52 weeks, and the year ended July 3, 1992 contained 53 weeks.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the company and its domestic and foreign subsidiaries. All material intercompany profits, balances and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Inventories
-----------

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following:

                                   July 1,   July 2,
                                   =======   =======
                                    1994      1993
                                   -------   -------
            Raw material           $26,353   $19,865
            Work-in progress         8,686     3,966
            Finished goods          30,519    12,104
                                   -------   -------
            Total inventories      $65,558   $35,935
                                   =======   =======

If all inventories had been valued at FIFO cost, inventories would have been approximately $67,160 and $37,254 for 1994 and 1993, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at cost and depreciated over estimated useful lives by use of the straight-line or declining balance methods. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method. The estimated useful lives of property, plant and equipment range from two to 42 years.

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

Earnings Per Share
------------------

Earnings per share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Fully diluted earnings per share are not materially different from primary amounts.

Cash Flow Information
---------------------

Cash payments for interest in 1994, 1993 and 1992 were $6,125, $4,192 and $2,942, respectively. Cash payments of $13,057, $10,666 and $5,778 were made for income taxes in 1994, 1993 and 1992, respectively.

Accounting Change
-----------------

In fiscal year 1994 the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This Statement required a change from the deferred method to the asset and liability method of accounting for income taxes. Using the latter method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of events reflected in the company's consolidated financial statements. Deferred taxes result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. Under the asset and liability method, the resulting deferred tax assets and liabilities are adjusted for changes in tax rates and other changes in the tax law in the period that includes the enactment date. The cumulative effect of adopting this Statement did not have a material impact on the company's financial results in 1994 and, as allowed under SFAS 109, the prior-year consolidated financial statements have not been restated.

Other
-----

Certain 1993 and 1992 amounts have been reclassified to conform to classifications used in 1994.

2.  RESTATEMENT

On October 26, 1995 the company issued a press release announcing that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods to determine the nature and extent of accounting practices at its Bio Clinic subsidiary that may have been inconsistent with generally accepted accounting principles. On January 4, 1996 the company reported that it had determined, as a result of the investigation, that net sales, operating income and assets at its Bio Clinic Corporation subsidiary had been overstated and liabilities had been understated as a result of actions by a small group of employees in the subsidiary's finance and management information systems departments who falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. Accordingly, the company has restated its financial statements for the year ended July 1, 1994. The restatement has resulted in a reduction of previously reported consolidated net income of approximately 16% in fiscal 1994. Adjustments for periods prior to fiscal 1994 were not material, and will be reflected in operating results for the second quarter of fiscal 1996. A comparison of certain amounts as previously reported and as restated is presented below.

                                        As Reported     As Restated
                                        -----------     -----------
STATEMENT OF OPERATIONS:
      Net sales                          $467,906         $466,942
      Corporate operating income         $ 48,679         $ 42,263
      Income before taxes                $ 42,584         $ 36,168
      Net income                         $ 25,857         $ 21,809
      Earnings per share                 $   1.41         $   1.19

BALANCE SHEET DATA:
      Working capital                    $103,338         $101,479
      Total assets                       $478,052         $471,667
      Stockholders' equity               $263,587         $259,539

3.  ACQUISITIONS

During fiscal 1993 the company completed seven acquisitions, all of which were accounted for as purchases. Acquired in these transactions were a manufacturer of foam matresses, pads and specialty pillows for retail consumer markets, a manufacturer of sports equipment for the disabled, and five distribution companies, three of which are located in Europe. These seven acquisitions were purchased for approximately $20,347, consisting of $11,074 in cash, $1,506 in subordinated notes, and 347,510 shares of common stock valued at approximately $7,767. One acquisition agreement provided for additional consideration upon the attainment of certain minimum sales requirements. Common stock valued at $2,000 was issued by the company in 1994 upon satisfaction of these requirements. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $17,500 and is being amortized over periods from 20 to 30 years.

In July 1993 the company purchased all of the outstanding stock of Homecare Holdings, Inc., the parent company of DeVilbiss Health Care, Inc. ("DeVilbiss"), for approximately $131,771. The purchase price included 1,503,900 shares of common stock valued at approximately $34,345. DeVilbiss manufactures and distributes respiratory products used in the home. The acquisition has been accounted for by the purchase method of accounting. Accoringly, the excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $115,000 was recognized as goodwill and is being amortized over 40 years.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if DeVilbiss had been acquired at the beginning of 1993. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1993, or of results which may occur in the future.

                                                     1994       1993
                                                   --------   --------
                                                       (Unaudited)
Net sales                                          $475,436   $414,487
Income from continuing operations                    22,028     18,806
Discontinued operations                                  --        954
                                                   --------   --------
Net income                                         $ 22,028   $ 19,760

Earnings per share:
   Income from continuing operations               $   1.19   $   1.14
   Income from discontinued operations                   --        .06
                                                   --------   --------
   Net income                                      $   1.19   $   1.20

During 1994 the company also acquired a wheelchair distributor in Sweden and a domestic manufacturer of liquid oxygen products and proprietary demand oxygen delivery devices, both of which were accounted for as purchases. These companies were acquired for approximately $9,151, consisting of $6,010 in cash, 97,165 shares of the company's common stock valued at

$2,901 and subordinated notes of $240. Pro forma results of these acquisitions, assuming they had been made at the beginning of 1993, would not be materially different from the results reported.

The operating results of all acquisitions are included in the company's consolidated results of operations from the respective dates of acquisition.

4.  LEASES

The company leases office and operating facilities, machinery and equipment and automobiles under operating leases which expire over the next 15 years. Rental expense for operating leases amounted to $7,566, $5,606 and $3,571 for 1994, 1993 and 1992, respectively.

Minimum lease payments under operating leases expiring subsequent to July 1, 1994 are: 1995--$6,426; 1996--$4,478; 1997--$3,018; 1998--$2,346; 1999--$2,319;
thereafter--$8,932.

5.  LONG-TERM DEBT


Long-term debt consists of the following:

                                                                       1994         1993
                                                                     --------     --------
Borrowings under multi-currency credit agreement                     $110,273     $ 23,584
Unsecured subordinated notes maturing from 1997 to
1999, payable in quarterly installments with interest rates
from 7% to 9%                                                           2,620        2,783

Mortgages payable in monthly installments with interest at
various rates from 7.25% to 9.1%, maturing from 1994
through 2022, secured by property                                       5,453        6,121

Obligations under capital leases with lease periods expiring at various dates through 1999, with interestat various rates
from 6.3% to 14.4%                                                      2,140        1,644
                                                                     --------     --------
Total long-term debt                                                  120,486       34,132
Less current installments                                              (1,789)      (1,657)
                                                                     --------     --------
Long-term debt, less current installments                            $118,697     $ 32,475
                                                                     ========     ========

The company amended its five year multi-currency unsecured credit agreement as of January 15, 1994. Under this agreement the company has a revolving credit commitment of $130,000 which reduces to $115,000 in January 1996 and $85,000 in 1997. Interest will vary from prime rate to prime rate plus 1/2% in relationship to the company's leverage ratio total liabilities to net worth). In addition the company has the option to use Certificate of Deposit rates or LIBOR (London Interbank Offered Rate) as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of 3/8% per year is payable on the unused portion of the line. The agreement requires the company to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, interest coverage and certain restrictions on acquisitions. At July 1, 1994 the company was in compliance with these covenants.

In September 1993 the company entered into three interest rate swap agreements with a U.S. money center bank to fix the interest rate on its U.S. dollar borrowings under its credit agreement. Under the terms of these agreements, for a specified notional amount, the company receives compensation when the three-month U.S. dollar LIBOR rate (4 7/8% at July 1, 1994) exceeds the swap rate and pays compensation when it falls below the swap rate. The first agreement has a notional amount of $60,000, is in efect from September 1993 to September 1995, and contains a swap rate of 3.89%. The second agreement has a notional amount of $30,000, is effective from September 1995 through September 1997, and contains a swap rate of 5.29%. The third agreement has a notional amount of $30,000, is effective from September 1995 through September 2000, and contains a swap rate of 5.625%. The fair value of these agreements is the amount the company would receive to terminate these swap agreements which is estimated to be $4,860 at July 1, 1994.

In February 1992 the company entered into a five-year German mark interest rate swap agreement with a U.S. money center bank to fix the interest rate on German mark borrowings under its credit agreement. The notional amount of this agreement is 40 million German marks and amortizes by 5 million German marks per year beginning in February 1994 until its maturity in February 1997. Under the terms of this agreement, the company receives compensation when three-month German mark LIBOR exceeds 8.05% and pays compensation when the rate falls below 8.05%. At July 1, 1994 the three-month German mark LIBOR rate was 5.00%. The fiar value of this agreement is the amount that the compnay would be required to pay to terminate the swap agreement which is estimated to be $1,127 at July 1, 1994. Retirement of the related German mark borrowings on that date would have resulted in the realization of an offsetting foreign currency translation adjustment of $255.

Net receipts or payments under all swap agreements are included in interest expense. The company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the company considers the risk of nonperformance by the counterparty to be minimal because that party is a member of the company's bank group.

6.  INCOME TAXES

Effective July 3, 1993, the company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS 109. Refer to Note 1 for additional information. The components of the provision for income taxes are:

                                                 Years Ended
                                    ------------------------------------
                                      1994           1993         1992
                                    Liability      Deferred      Deferred
                                     Method         Method        Method
                                     -------       -------        ------
Current:
  Federal                            $ 7,008       $ 7,259        $5,373
  State                                  811         1,228         1,052
  Foreign                              2,621         2,031         2,078
                                     -------       -------        ------
                                      10,440        10,518         8,503
                                     -------       -------        ------
Deferred:
  Federal                              2,708           368          (384)
  State                                  957           516           131
  Foreign                                254           204           (33)
                                     -------       -------        ------
                                       3,919         1,088          (286)
                                     -------       -------        ------
Total                                $14,359       $11,606        $8,217
                                     =======       =======        ======

Foreign income taxes are based upon $8,027, $6,607 and $5,821 of foreign earnings before income taxes during 1994, 1993 and 1992, respectively. No deferred federal income taxes have been provided for cumulative foreign earnings of $26,983 as the company has no plans or intentions to repatriate foreign earnings or liquidate the related foreign assets.


A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                  1994          1993           1992
                                               Liability      Deferred      Deferred
                                                Method         Method        Method
                                                -------       -------        ------
Statutory federal income tax rate               35.0%         34.0%          34.0%
Amortization of goodwill                         3.7           1.6            1.7
State income taxes, net of federal taxes         3.1           3.8            3.9
Tax-exempt interest                              --            (.4)            --
Tax credits                                     (1.1)          (.2)           (.2)
Foreign income taxes                              .2            --             .3
Excludable foreign sales corporation income      (.3)          (.2)           (.2)
Other, net                                       (.9)           .5            1.1
                                                ----          ----           ----
  Effective income tax rate                     39.7%         39.1%          40.6%
                                                ====          ====           ====

Significant components of deferred income tax assets and liabilities at July 1, 1994 are shown below. The deferred tax asset is included in other current assets in the consolidated balance sheet.

Deferred income tax assets:
Allowance for doubtful accounts                  $  956
Inventory reserves                                1,175
Vacation accruals                                   749
Other accrued expenses and valuation reserves     2,067
State and local taxes                               486
                                                 ------
                                                  5,433
                                                 ------
Deferred income tax liabilities:
Accumulated depreciation and amortization         2,725
                                                 ------
Net deferred income taxes                        $2,708
                                                 ======


Management believes that realization of the tax benefit of deferred tax assets is more likely than not; therefore, no valuation allowance was provided at July 1, 1994.

The tax effect of certain differences between financial earnings and taxable earnings is as follows for the fiscal years 1993 and 1992:

                                                                1993     1992
                                                               ------    -----
Excess income tax depreciation and capital allowances          $  563    $  39
State income tax currently deductible                             416     (114)
Inventory reserves not currently deductible                      (208)    (108)
Allowances for doubtful accounts not currently deductible          53       92
Other, net                                                        264     (195)
                                                                ------   -----
  Total                                                         $1,088   $(286)
                                                                ======   =====

7.   STOCKHOLDERS' EQUITY

On August 25, 1992 the company's Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend payable on September 10, 1992 to stockholders of record on September 3, 1992. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, common stock purchase rights and stock option plan data have been restated to reflect the stock split.

8. COMMON STOCK PURCHASE RIGHTS

On April 24, 1990 the company's Board of Directors declared a dividend of one common share purchase right ("Right") for each outstanding share of common stock. An exercisable Right will, under certain conditions, entitle its holder to purchase from the company one-half of one share of common stock at the exercise price of $27.50 per whole share, subject to adjustment, until May 7, 2000. The Rights will become exercisable ten days after a person (an "Acquiring Person") acquires 25% or more of the common stock, or ten days after a person announces a tender offer which would result in such person acquiring 25% or more of the common stock. The Rights may be redeemed by the Board of Directors for $.005 per Right at any time until ten days following the public announcement that a person has become an Acquiring Person. Under certain circumstances after a person becomes an Acquiring Person, or after a merger or other business combination involving the company, an exercisable Right will entitle its holder (other than the Acquiring Person) to purchase shares of common stock (or shares of an acquiring company) having a market value of two times the exercise price of one Right.

9.  PROFIT SHARING/SAVINGS PLAN

The company has a 401(k) profit sharing/savings plan covering most of its U.S. employees ("Associates"). Under the profit sharing portion of the plan, the company will contribute to Associates' accounts a percentage of their salary for the fiscal year. The percentage amount is based upon attainment of certain earnings targets by the company as a whole in the case of corporate office Associates, or by the subsidiary of the company for which the Associate works. The plan is discretionary as the amounts are determined based on earnings targets set by the Board of Directors. During 1994, 1993 and 1992, $2,469, $1,962 and $1,231, respectively, were accrued for this plan. Under the savings feature individual Associates may contribute to the plan. The company will match Associate contributions in an amount determined by the Board of Directors. During 1994, 1993 and 1992, $611, $501 and $385, respectively, of Associate contributions were matched by the company.

10. STOCK OPTION PLANS

In August 1983 the company adopted the 1983 Stock Option Plan ("the 83 Plan") providing for the grant of up to 300,000 shares of its common stock to officers and key Associates in the form of incentive stock options or non-qualified stock options. In October 1985 the 83 Plan was amended to increase to 800,000 the number of shares in the 83 Plan and to grant an option to purchase up to 10,000 shares of common stock to each outside director upon initial election to the board and every four years thereafter, if still a director. In November 1989 the 83 Plan was amended to increase to 1,200,000 the number of shares in the 83 Plan. In November 1990 the 83 Plan was amended to increase the number of shares in the plan to 1,800,000. The 83 Plan expires in August 1995.

In August 1993 the company adopted the 1993 Stock Option Plan ("the 93 Plan") providing for the grant of up to 4,000,000 shares of its common stock to officers, outside directors and key Associates in the form of incentive stock options or non-qualified stock options. At the date of adoption, 300,000 unissued shares of common stock were reserved for future grants under the 93 Plan. Beginning on July 1, 1994, the number of unissued shares of common stock reserved for future grants under the 93 Plan will increase by a number equal to 1.5% of the number of common shares issued and outstanding as of the last day of each fiscal year. The 93 Plan expires in August 2003.

Under both the 83 Plan and the 93 Plan, the option price (exercise price) is equal to the closing market price on the day prior to the grant date. Options become exercisable in four equal annual amounts, commencing one year subsequent to the grant date. Option exercisability is cumulative. Unexercised options expire up to ten years and one day after the date of grant.

Shares subject to option under both the 83 Plan and the 93 Plan are summarized as follows:

                                                     Years Ended
                                    --------------------------------------------
                                       July 1,         July 2,         July 3,
                                        1994            1993            1992
                                    -------------   -------------   ------------
Outstanding at beginning of year       1,144,889       1,007,040         764,070
Granted                                  345,300         278,800         430,000
Exercised                              ( 153,912)       (132,651)       (155,888)
Canceled                               (  24,102)         (8,300)      (  31,142)
                                    ------------    ------------    ------------
Outstanding at end of year             1,312,175       1,144,889       1,007,040
                                    ============    ============    ============
Exercisable at end of year               507,600         370,539         228,740
                                    ============    ============    ============
Price range per share of options
 exercisable at end of year         $2.32-$24.00    $2.32-$17.25    $2.32-$13.88
                                    ============    ============    ============

As of July 1, 1994 there were 291,759 unissued shares of common stock reserved for future grants under the Plans.

11.  SUBSEQUENT EVENTS

On September 16, 1994 the company completed the acquisition of certain assets of Jay Medical Ltd., a manufacturer of wheelchair cushions and seating systems for approximately $31 million, consisting of a combination of cash, Sunrise common stock and subordinated debt. The cash portion of the purchase price was funded from the company's bank credit facility, which was amended and expanded to $225 million as of August 17, 1994. On April 7, 1995, the company completed the acquisition of all of the outstanding stock of S.E.P.A.C., Corona S.A., Tecktona Bois S.A. and Tecktona Sante S.A., a group of related French corporations (collectively, "Corona") for approximately $42.9 million. The total purchase price of 206 million French francs included 174,918 shares of Sunrise common stock valued at 31 million French francs with the remainder in cash, which was funded from the company's bank credit facility. Corona manufactures and markets hydraulic and electric beds and other furniture for the home care, nursing home and hospital markets in France.

The company further amended its bank credit facility as of September 29, 1995. Under the amended agreement the company has a revolving credit commitment of $275 million that reduces to $255 million in January 1998, $235 million in 1999, and $215 million in 2000, with a final maturity date of January 2001. Interest will vary from prime rate to prime rate minus 1/4% in relationship to the company's leverage ratio, which reflects the levels of the company's earnings and debt. In addition the company has the option of using interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of 1/10% to 1/4% per year, depending upon the company's leverage ratio, is payable on the unused portion of the line. The credit facility requires the company to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, interest coverage and certain restrictions on acquisitions.

As a result of the restatement of its 1995 and 1994 financial statements (Note
2) and the unusual charges to be recorded in the second quarter of 1996 (see below), the company will not be in compliance with certain covenants contained in its credit facility. On February 16, 1996 the bank group agreed to a waiver of compliance with these covenants until February 28, 1997. Management believes that appropriate amendments will be made to the credit facility prior to the end of the company's 1996 fiscal year, although no assurance can be given that such amendments will be completed. In connection with the waiver of compliance by the bank group, the company has agreed to an increase in the interest rate it is charged and must comply with certain revised covenants, such as maintenance of debt to capital ratio, net worth and interest coverage. In addition, the company must obtain approval of the bank group for any acquisitions.

Following the company's October 1995 press release announcing that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods (see Note 2), the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits have been consolidated in the U.S. District Court for the Southern District of California. A number of derivative actions seeking unspecified damages have been filed against the company and certain of its current and former officers, directors and employees in California and Delaware state courts. The company is vigorously defending this litigation.

The Securities and Exchange Commission (the "SEC") has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation.

On January 4, 1996 the company announced that it expects to record a pre-tax charge of $32 to $38 million in its fiscal 1996 second quarter, ending December 29, 1995. This charge will include: the estimated cost of the internal investigation, restatement, and reissuance of historical financial statements the expected attorneys' fees associated with pending litigation; the write-down of certain assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations; immaterial Bio Clinic items related to periods prior to fiscal 1994; and the one-time estimated expenses associated with a reorganization of company operations as part of a company-wide profit improvement program, including severance, facility closing costs and write-downs associated with discontinued low-volume products. The company also announced that it had entered into an agreement to sell Bio Clinic's air therapy rental business. The loss on this sale, which was completed on January 31, 1996, is included in the estimate of second quarter charges.

12.  GEOGRAPHIC SEGMENT INFORMATION

Selected geographic information is summarized as follows:

                                                         Years Ended
                                             ---------------------------------------
                                               July 1,        July 2,      July 3,
                                                1994          1993          1992
                                             ------------   -----------   ----------

Net sales

  North America                              $358,259      $246,020     $193,946
  Europe                                      108,683        73,176       49,974
                                             --------      --------     --------

    Total                                    $466,942      $319,196     $243,920
                                             ========      ========     ========
Corporate operating income
  North America                              $ 31,171      $ 26,402     $ 16,889
  Europe                                       11,092         7,445        6,214
                                             --------      --------     --------
    Total                                      42,263        33,847       23,103
Interest expense                               (6,078)       (4,252)      (2,908)
Interest income                                    56           464           43
Other income and expense, net                     (73)         (363)           6
                                             --------      --------     --------
Income before taxes                          $ 36,168      $ 29,696     $ 20,244
                                             ========      ========     ========
Identifiable assets
  North America                              $320,054      $207,202     $118,994
  Europe                                      151,613        76,829       82,816
                                             --------      --------     --------
    Total                                    $471,667      $284,031     $201,810
                                             ========      ========     ========

Eliminated from net sales for 1994, 1993 and 1992 above were $1,102, $988 and $842, respectively, of sales by European subsidiaries to North American subsidiaries, and $9,661, $3,338 and $2,773 of sales, respectively, by North American subsidiaries to European subsidiaries. Sales between geographic locations are based upon manufacturing costs plus a reasonable profit element. No single customer accounted for 10% or more of consolidated sales during any of the three years in the period ended July 1, 1994.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

As stated in Note 2, the company has restated its annual consolidated financial statements for the year ended July 1, 1994. Because it is not practicable to reconstruct reliable accounting records at its Bio Clinic subsidiary for interim dates during those years, the company has been unable to allocate accurately to individual quarters the full year restatement adjustments for any financial statement items other than net sales. The adjustments necessary to restate net sales were attributable to the fourth quarter of each respective year. Accordingly, no quarterly financial data for the year ended July 1, 1994 other than net sales is included herein and previously reported quarterly results for that fiscal year should be disregarded.

                                First     Second    Third     Fourth     Fiscal
                                Quarter   Quarter   Quarter   Quarter     Year
                                -------   -------   -------   -------   --------
1994
----
Net sales                       $99,862   $111,079  $119,997  $136,004  $466,942

1993
----
Net sales                       $71,734   $ 74,297  $ 80,977  $ 92,188  $319,196
Corporate operating income      $ 7,862   $  6,584  $  8,362  $ 11,039  $ 33,847
Net income                      $ 4,045   $  3,208  $  4,650  $  6,187  $ 18,090
Earnings per share              $  0.30   $   0.23  $   0.29  $   0.37  $   1.21

Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the directors of the company is included under the caption "Election of Directors" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 10, 1994 and is incorporated herein by reference. Information regarding the executive officers of the company is included under a separate caption in Part I hereof, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Certain information regarding executive compensation is set forth under the caption "Compensation of Executive Officers" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 10, 1994 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information regarding security ownership is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 10, 1994 and is incorporated herein by refer ence.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding related transactions is set forth under the caption "Certain Transactions" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 10, 1994 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS

                                                                Page
                                                                ----
(1) FINANCIAL STATEMENTS:

    Independent Auditors' Report                                  32

    Consolidated balance sheets as of July 1, 1994
    and July 2, 1993                                              33

    Consolidated statements of operations for the years
    ended July 1, 1994, July 2, 1993 and July 3, 1992             34

    Consolidated statements of cash flows for the years
    ended July 1, 1994, July 2, 1993 and July 3, 1992             35

    Consolidated statements of stockholders' equity
    for the years ended July 1, 1994, July 2, 1993
    and July 3, 1992                                              36

    Notes to consolidated financial statements                    37

(2) FINANCIAL STATEMENT SCHEDULES:

    Schedule II -- Amounts receivable from related parties,
    underwriters, promoters and employees other than related
    parties -- years ended July 1, 1994, July 2, 1993
    and July 3, 1992                                              52

    Schedule VIII -- Valuation and qualifying accounts and
    reserves -- years ended July 1, 1994, July 2, 1993
    and July 3, 1992                                              53

    Schedule X -- Supplementary income statement
    information -- years ended July 1, 1994, July 2, 1993
    and July 3, 1992                                              54

All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are included in the consolidated financial statements, are not required under the related instructions, or are inapplicable and therefore have been omitted.

(B)   REPORTS ON FORM 8-K
      No reports on Form 8-K were filed during the quarter ended July 1, 1994.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference .

                                                                     SCHEDULE II

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

             AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
                    AND EMPLOYEES OTHER THAN RELATED PARTIES
        Fiscal Years Ended July 1, 1994, July 2, 1993 and July 3, 1992
                                 (in thousands)


                           Balance at                                            Balance
                           beginning                   Amounts      Amounts       at end
Name of debtor             of period     Additions    collected   Written off    of period
--------------             ----------    ---------    ---------   -----------    ---------
Stephen Eynon                --            $100(1)          --            --          $100
(V.P. Engineering--
Guardian Products)
1993
Larry Buckelew
(President--                 --            $471(2)          --            --          $471
Sunrise Medical Inc.)
Stepehn Eynon                $100           --              --            --          $100
1994
Larry Buckelew               $471          $115(3)        $471            --          $115
Stephen Eynon                $100            --           $100            --            --
                             ----          ----           ----           ----         ----
1994 Total                   $571          $115           $571            --          $115
                             ====          ====           ====           ====         ====

(1) The amount receivable related to a secured loan at 9% interest per annum.
(2) The amount receivable relates to a secured non-interest bearing loan.
(3) The amount receivable relates to a secured loan at 5% interest per annum.

                                                                   SCHEDULE VIII

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        Fiscal Years Ended July 1, 1994, July 2, 1993 and July 3, 1992
                                 (in thousands)

                                                     Additions
                                             --------------------------
                              Balance at      Charged to   Charged to                       Balance
                              beginning       costs and      other                          at end
Description                   of period        expenses     accounts      Deductions       of period
-----------                   ---------       ---------    ----------     ----------       ---------
1992
----
Allowance for
 doubtful  receivables           $1,939         $1,212      $  567(1)   $(1,134)(2)           $2,584
                                 ======         ======      ======      =======               ======
Reserves for
 inventory  obsolescence         $2,136         $  773      $  520(1)   $  (954)(3)           $2,475
                                 ======         ======      ======      =======               ======
1993
----
Allowance for
 doubtful receivables            $2,584         $  558      $  100(1)   $  (225)(2)           $3,017
                                 ======         ======      ======      =======               ======
Reserves for
 inventory obsolescence
                                 $2,475         $  897      $  775(1)      (572)(3)           $3,575
                                 ======         ======      ======      =======               ======
1994 (RESTATED)
--------------
Allowance for
 doubtful receivables            $3,017         $1,533      $  859(1)   $(1,036)(2)           $4,373
                                 ======         ======      ======      =======               ======
Reserves for
 inventory obsolescence
                                 $3,575         $1,326      $1,471(1)      (921)(3)           $5,451
                                 ======         ======      ======      =======               ======

(1)  Represents foreign currency translation adjustment and amounts recorded
     on books of   acquired subsidiaries at dates of acquisition.

(2)  Includes write-off of uncollectible accounts.

(3)  Disposition of items previously reserved.

                                                                      SCHEDULE X

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
        Fiscal Years Ended July 1, 1994, July 2, 1993 and July 3, 1992
                                (in thousands)

             Item                                   Charged to costs and expenses
--------------------------------                    -----------------------------
                                                     1994       1993       1992
                                                    -------    -------    -------
Advertising costs                                   $5,490     $3,004     $2,802
Depreciation and amortization of
intangible assets, preoperating
costs and similar deferrals                         $5,435     $2,374     $1,772

Amounts for taxes other than payroll and income taxes, maintenance, repairs and royalties are not presented as such amounts are less than 1% of net sales.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SUNRISE MEDICAL INC.


                                         By: /s/ Ted N. Tarbet
                                             ----------------------------------
                                                 Ted N. Tarbet

                                                 Senior Vice President and
                                                 Chief Financial Officer
Date: February 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 1996.

   SIGNATURE                  TITLE
   ---------                  -----

  /s/ Richard H. Chandler     Chairman and Chief Executive Officer
-------------------------      (principal executive officer)
     Richard H. Chandler


  /s/ Ted N. Tarbet           Senior Vice President and Chief Financial Officer
-------------------------      (principal financial officer)
      Ted N. Tarbet


  /s/ John M. Radak           Vice President and Controller
-------------------------      (principal accounting officer)
      John M. Radak


  /s/ J. R. Woodhull          Director
-------------------------
      J. R. Woodhull


  /s/ Joseph Stemler          Director
-------------------------
      Joseph Stemler


  /s/ Lee A. Ault III         Director
-------------------------
      Lee A. Ault III

  /s/ Lloyd E. Cotsen         Director
--------------------------
     Lloyd E. Cotsen


  /s/ Murray H. Hutchison     Director
--------------------------
     Murray H. Hutchison


  /s/ William L. Pierpoint    Director
---------------------------
     William L. Pierpoint


  /s/ Babette Heimbuch        Director
---------------------------
     Babette Heimbuch

                               INDEX OF EXHIBITS

                                                                                  Page
                                                                                  ---
3.1     Certificate of Incorporation of the company and amendments thereto.(a)

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

3.7     Amendment of Bylaws to increase number of directors to nine.
        (Incorporated herein by reference to the company's Form 10-K for the year ended July 1, 1994)

4.1 Shareholders' Rights Agreement dated April 24, 1990. (Incorporated herein by reference to the company's Form 10-Q for the periods ended
        March 30, 1990)

10.1    Credit Agreement dated as of December 12, 1991 among Sunrise Medical
        Inc.and certain subsidiary borrowers and guarantors, Security Pacific
        National Bank (now Bank of America) as agent and other lenders.
        (Incorporated herein by reference to the company's Form 10-Q for the periods ended December 27, 1991)

10.2    First Amendment to Credit Agreement dated as of December 31, 1992 among
        Sunrise Medical Inc. and certain subsidiary borrowers and guarantors,
        Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-Q for the periods ended January 1,
        1993)

10.3    Second Amendment to Credit Agreement dated as of July 23, 1993 among
        Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 8-K dated July 29, 1993)

                                                                                           Page
                                                                                           ----

10.4    Third Amendment to Credit Agreement dated as of January 15, 1994 among
        Sunrise Medical Inc. and certain subsidiary borrowers and guarantors,
        Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-Q for the periods ended December 31,
        1993)

10.5 First Amended and Restated Credit Agreement dated as of August 17, 1994 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 8-K dated September 16, 1994)

10.6 Amended and Restated Stock Option Plan for Key Associates. (Incorporated herein by reference to the 1990 Definitive Proxy Statement of the company). /(d)/

10.7    1993 Stock Option Plan. (Incorporated herein by reference to the 1993
        Definitive Proxy Statement of the company). /(d)/

10.8    Management Incentive Bonus Plan. /(a)(d)/

10.9    Special Bonus Plan. /(c)(d)/

10.10   Agreement for the Purchase of Certain Stock of Homecare Holdings, Inc.
        dated as of June 29, 1993 among Sunrise Medical Inc., Homecare Holdings,
        Inc., and the selling shareholders listed therein (Incorporated herein by reference to the company's Form 8-K dated June 29, 1993).

10.11   Asset Purchase Agreement for the Purchase of Certain Assets of Jay
        Medical, Ltd. (Incorporated herein by reference to the company's Form 8-
        K dated September 16, 1994).

18.0    Letter Re Change to Preferable Accounting Principle. /(b)/

22.0 List of subsidiaries of the company. (Incorporated herein by reference to the company's Form 10-K for the year ended July 1, 1994)

23.1    Consent of independent certified public accountants.                               59

27.0    Financial Data Schedule

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