Form 10-Q/A
period 1994-09-30
SUNRISE MEDICAL INC
filed 1996-02-23
CIK 720577

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

           For the quarterly period ended September 30, 1994

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

       Registrant's telephone number, including area code: (619) 930-1500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X     No
                      -----      -----

Number of shares of common stock outstanding at November 4, 1994:  18,087,090

                                  SUNRISE MEDICAL INC.

PART 1--FINANCIAL INFORMATION

The company has restated previously issued financial results for the fiscal years ended June 30, 1995 and July 1, 1994 following an internal investigation that determined that accounting and financial reporting practices at its Bio Clinic subsidiary were erroneous in numerous respects, resulting in the overstatement of revenue, income and assets and the understatement of liabilities. Because it is not practicable to reconstruct reliable accounting records at Bio Clinic for interim periods during those years, the company has been unable to allocate accurately to individual quarters the full-year restatement adjustments for any financial statement item other than net sales. Accordingly, the company has withdrawn its previously reported quarterly results for the thirteen-week periods ended September 30, 1994, and October 1, 1993, and these previously reported results should be disregarded. Reference is made to the company's Form 10-K/A Amendment No. 1 to Annual Report for the fiscal year ended June 30, 1995 for additional information.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SUNRISE MEDICAL INC.




Date: February 21, 1996                     /s/ Ted N. Tarbet
                                            ---------------------------------
                                            Ted N. Tarbet
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Date: February 21, 1996                     /s/ John M. Radak
                                            ---------------------------------
                                            John M. Radak
                                            Vice President and Controller
                                            (Principal Accounting Officer)