Form 10-Q/A
period 1994-12-30
SUNRISE MEDICAL INC
filed 1996-02-23
CIK 720577

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

           For the quarterly period ended December 30, 1994

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

       Registrant's telephone number, including area code: (619) 930-1500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X     No
                      -----      -----

Number of shares of common stock outstanding at January 25, 1995:  18,265,154

                             SUNRISE MEDICAL INC.

PART 1--FINANCIAL INFORMATION

The company has restated previously issued financial results for the fiscal years ended June 30, 1995 and July 1, 1994 following an internal investigation that determined that accounting and financial reporting practices at its Bio Clinic subsidiary were erroneous in numerous respects, resulting in the overstatement of revenue, income and assets and the understatement of liabilities. Because it is not practicable to reconstruct reliable accounting records at Bio Clinic for interim periods during those years, the company has been unable to allocate accurately to individual quarters the full-year restatement adjustments for any financial statement item other than net sales. Accordingly, the company has withdrawn its previously reported interim results for the thirteen-week and twenty-six week periods ended December 30, 1994, and December 31, 1993, and these previously reported results should be disregarded. Reference is made to the company's Form 10-K/A Amendment No. 1 to Annual Report for the fiscal year ended June 30, 1995 for additional information.


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