Form 10-K405/A
period 1995-06-30
SUNRISE MEDICAL INC
filed 1996-02-23
CIK 720577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For the fiscal year ended June 30, 1995

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

        For the transition period from                to

                          Commission File No. 0-12744

                             SUNRISE MEDICAL INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-3836867
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                        2382 FARADAY AVENUE, SUITE 200
                              CARLSBAD, CA 92008
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 930-1500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF CLASS                 NAME OF EACH EXCHANGE ON WHICH
     Common Stock, par value $1.00                   REGISTERED
     Common Stock Purchase Rights              New York Stock Exchange
                                               New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES [_] NO [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: $311,226,166 as of December 29, 1995.

  On December 29, 1995, the registrant had 18,825,449 outstanding shares of $1 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENTS                         FORM 10-K REFERENCES
   Portions of the company's Definitive
  Proxy Statement for its Annual Meeting      Part III, Items 10-13 (Page 38)
              of Stockholders
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SUNRISE MEDICAL INC.

                                 FORM 10-K

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                     INDEX

                                                                            PAGE
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     2
 Item 2.  Properties.....................................................     9
 Item 3.  Legal Proceedings..............................................    10
 Item 4.  Submission of Matters to a Vote of Security Holders............    10
    --    Executive Officers of the Company..............................    11

                                    PART II

            Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters........................................................    14
 Item 6.  Selected Financial Data........................................    15
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    16
 Item 8.  Financial Statements and Supplementary Data....................    23
 Item 9.  Disagreements on Accounting and Financial Disclosure...........    23

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    38
 Item 11. Executive Compensation.........................................    38
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    38
 Item 13. Certain Relationships and Related Transactions.................    38

                                    PART IV

           Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K..............................................................    39
 Signatures...............................................................   41

                                    PART I

ITEM 1. BUSINESS

  Sunrise Medical Inc. ("Sunrise" or the "company") designs, manufactures and markets medical products used in institutional and home care settings that address the recovery, rehabilitation and respiratory needs of the patient. Products include custom manual and electric wheelchairs, wheelchair seating systems, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and support surfaces for healthcare and consumer markets. The company manufactures its products in the United States, the United Kingdom, Germany, France and Spain and distributes them through company-owned operations in those countries as well as Canada, Norway, Sweden, Italy, Switzerland, Australia, Poland and the Netherlands and through distributors in more than 80 other countries.

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

  The company's long-term strategic objective, which it calls its "strategic intent," is to become the global market leader in recovery, rehabilitation and home respiratory products by the year 2000. Sunrise is already one of the largest firms in its industry internationally and is the leader in most of its U.S. product markets as measured by industry sales. Sunrise has identified five attractive product markets within the recovery, rehabilitation and home respiratory markets which it considers its core businesses: custom wheelchairs, patient aids, home respiratory devices, support surfaces and healthcare beds. In each of these markets, and with any other core businesses that may be added in the future, the company aims to achieve global leadership over time through the pursuit of the following common strategies:

  1.PRODUCT LEADERSHIP THROUGH SPECIALIZATION--Maintain and extend product leadership in the primary domestic market of each core business by offering innovative, high quality products which address low, middle and higher price niches. Target customer bases through dedicated salesforces, expanded distribution capabilities and convenient financing plans that together add up to superior customer service. Adapt product marketing and pricing strategies as necessary to correspond to trends in each major geographic market.

  2.SUPERIOR TECHNOLOGY--Through investment in research and development, apply the latest technologies to solve patient problems associated with post-surgical care, while steadily reducing costs to make products more affordable to the people who need them.

  3.PURSUIT OF EXCELLENCE--Aggressively develop a culture at Sunrise dedicated to decentralized management, empowerment of Associates (employees) and continuous improvement in all areas with particular emphasis on total quality management and world class manufacturing methodologies.

  4.GLOBAL EXPANSION--Extend domestic market leadership internationally by leveraging competitive advantages in product technology, financial capacity and management systems to capitalize on worldwide macro trends in market demographics, patient care and consolidation of manufacturing industries.

  5.STRATEGIC ACQUISITIONS--Enhance core businesses by acquiring proprietary technologies and product lines which yield immediate synergy or help enter fast growing market niches. Extend global reach by purchase of manufacturing or distribution operations in other countries.

DISCUSSION OF MARKET GROUPS

                            REHABILITATION PRODUCTS

  The Rehabilitation Products Group includes custom wheelchairs and patient aids designed to address the equipment needs of the elderly and the disabled in an outpatient setting. The two core product lines within the company's Rehabilitation Products Group are custom wheelchairs, which are individually manufactured to meet the specifications of each end-user, and patient aids, which are standardized medical products designed to assist in walking, bathing, toileting, patient lifting and patient mobility. These products are sold through dedicated salesforces who call on a network of home medical equipment ("HME") providers, rehabilitation technology suppliers, and drug wholesalers. International sales are also generated through distributors and dealers in several countries, in addition to direct sales to consumers in the U.K. Rehabilitation Products sales accounted for 51% of company sales in 1995.

  The company believes its Quickie(R) line of custom ultralight manual wheelchairs is the U.S. and global market leader in this category, enjoying worldwide name recognition with both industry professionals and disabled end-users. Jay Medical is believed to be the world leader in specialty wheelchair cushions and modular positioning products. The company's Guardian(R) brand of ambulatory aids and crutches is believed to hold a leadership position in the domestic home care and hospital markets. Sunrise Medical Ltd. (U.K.), Sopur (Germany), and Uribarri (Spain) are also believed to hold leadership positions in their primary product markets in each of their home countries.

  Quickie Designs continued to experience significant growth in sales of power wheelchairs in 1995, while strengthening its position in worldwide sales of custom ultra light wheelchairs. The success of the Quickie P200(R), now the company's leading power wheelchair, was further enhanced with the introduction of the innovative Quickie P210(R), which provides a power reclining seating system. Quickie continues to provide products that improve the user's comfort and functionality. The new Quickie Revolution(R), a high performance custom wheelchair designed to fold horizontally and store easily in the overhead compartment of an airplane, has been very well received. Designed for the active wheelchair user, the Quickie Revolution(R) allows its user greater independence and flexibility in lifestyle.

  On September 16, 1994 Sunrise acquired the wheelchair seating business of Jay Medical Ltd. ("Jay"). Jay manufactures and markets wheelchair cushions and positioning systems at its Boulder, Colorado facility. Jay(R) cushions and positioning pads are designed to fit all major brands of wheelchairs. They are filled with Jayflow(R), a patented fluid material designed and manufactured by Jay. Its products provide flexible, cost-effective solutions to the seating and postural problems of geriatric, pediatric and adult wheelchair users and are sold globally through a network of exclusive distributors, including Sunrise European distribution divisions, and through rehabilitation equipment providers within the United States. Its marketing channels and referral sources are the same as those used by Sunrise Medical's custom wheelchair business. Jay successfully introduced several innovative products this year. The new J2(TM) back support, designed to address the comfort and posture control issues of the wheelchair user, is now one of Jay's leading products. Jay also extended its seating product line in 1995 by offering the modestly priced Jay Basic Cushion(TM) and the recently introduced Jay Duo(TM), a contoured solid seat with an integrated cushion aimed at the high end of this market.

  Sunrise Medical Ltd. is the largest producer of rehabilitation equipment in the United Kingdom, manufacturing and marketing four major product lines: custom manual wheelchairs, power wheelchairs, electric scooters, and home stairlifts. Recently, Sunrise Medical Ltd. reported its ninth consecutive year of record sales and profits. This growth has been fueled by increasing exports and product innovation. A recipient of the Queen's Award for Export in 1994, Sunrise Medical Ltd. now exports to more than 40 countries. The success of the

PowerTec F50(TM), a high-end power wheelchair enhanced with an electric powered tilting seat and reclining back, demonstrates the value of innovative products. The addition of a low cost stairlift, the ES(TM) stairlift, broadened the Minivator(TM) product line and is expected to contribute to revenue growth in the future. A synergistic relationship with Quickie has contributed to this stream of new products, such as the PowerTec F15(TM), a power add-on kit built around Quickie's Breezy(R) frame.

  Sopur, the company's German manufacturer of custom lightweight wheelchairs, has for the last several years continued to improve its sales and operating margin through the extension of its product line and the reduction of manufacturing costs and delivery time. Sopur now offers a full spectrum of products, including the Classic(TM), a lightweight low end model; the Easy(TM) series of mid-price lightweight wheelchairs; and a high-end titanium sports chair, the Allround Titan(TM). In 1995 Sopur added the Starlight(TM) and the Allround Kid(TM) to its array of products. During the year Sopur reorganized its facilities, improving capacity and production times to new record levels, which in turn allowed for significant reductions in delivery times. The improvement in manufacturing processes was further evidenced by Sopur's ISO 9001 certification in 1995.

  Talleres Uribarri, the company's Spanish manufacturer of standard wheelchairs and patient aids, provides Sunrise with a low-cost European manufacturing base for standard wheelchairs, helpful in exporting Spanish-manufactured products to other European countries through other Sunrise European divisions as well as independent distributors. In 1995 Uribarri more than doubled the number of countries to which it exports its products. Uribarri has also used its excellent Spanish sales coverage and dealer network to increase market penetration for other Sunrise products. Uribarri has expanded its product lines this year introducing the Sunpower(TM), a low-priced power wheelchair, and the Nido(TM), a manual chair for children with cerebral palsy. These steps have allowed Uribarri to achieve strong sales growth, solidifying its leadership in the Spanish rehabilitation market.

  Guardian Products, the leader in the U.S. patient aids market, introduced a new line of consumer retail products under the brand name CareMate(R). The CareMate(R) line of patient aid products is expected to open new channels of distribution for Guardian, including drug stores, home centers, department stores and specialty retailers. The professional line of Guardian(R) brand patient aid products will continue to be marketed through HME providers, which are able to offer the service level required for home medical care patients. Guardian introduced several new and innovative products this year, including the Lift N' Bathe(TM), a unique in-room patient lifting and bathing system, the Anthros(TM) product line of PVC tube-constructed patient aids, and a number of attachments and enhancements for its Partner(TM) line of patient lifters. During the year, Guardian reduced overhead costs by successfully closing one factory and reorganizing its production operations by product line. The production of high volume ambulatory and bath safety products was consolidated at Guardian's facility in Simi Valley, California, while patient-lifting manufacturing was centralized in Oshkosh, Wisconsin.

                               RECOVERY PRODUCTS

  The Recovery Products Group manufactures products that foster ease of care for recovering patients in institutional settings such as hospitals and nursing homes. This group includes support surface products, such as air therapy systems and foam mattress overlays, and lines of healthcare beds and nursing home furniture. Domestic salesforces call directly on institutions in addition to medical-surgical distributors and HME providers. Other distribution channels include sales to mass merchandisers and department store chains in the U.S. and Canada and foreign sales of healthcare products through the company's international distribution network. Sales of recovery products represented 29% of total company sales in 1995.

  Bio Clinic develops cost-effective solutions for the prevention and treatment of pressure sores--skin wounds which can afflict immobilized patients--offering a broad line of modalities to address patient needs at each level of severity. Bio Clinic's Eggcrate(R) line is widely recognized as the U.S. healthcare market leader in disposable foam pressure reduction mattress overlays. Bio Clinic reaches the home care market by forming relationships with HME providers who purchase products from Bio Clinic and deliver them into the home. Bio Clinic also has important relationships with major national distributors such as Baxter, General Medical and Owens & Minor, who offer Bio Clinic products to their customers.

  In 1993 Bio Clinic established a nationwide network to sell, rent and service air therapy systems and related products in institutional settings. The average daily rental prices for air therapy products dropped steadily over the 1993-95 period, reducing their profit contribution. On January 31, 1996 the company completed the sale of Bio Clinic's air therapy rental business-- see "Recent Developments." In the future, air therapy products will be sold to companies that rent them on a daily basis to healthcare institutions.

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

  The Joerns(R) line of healthcare beds and nursing home furniture is believed to be the domestic leader in sales to the nursing home market. The nursing home furniture market has averaged 10% annual growth over the past decade but has been characterized by cyclical swings. In 1995 nursing home construction was rather flat, slowing sales growth at Joerns. Order levels in the last quarter rose significantly, indicating a more positive market in 1996. The long-term outlook for this market remains favorable due to demographic trends and the greater than 90% average occupancy rate presently being experienced by nursing homes. SunTec, a sales division established by Joerns in fiscal 1993 to market its home care bed line to the HME industry, continued favorable growth trends in 1995.

  In the last several years, Joerns has moved to state-of-the-art, European 32 millimeter system design for efficient manufacturing and modular assembly of its case good product lines. The Presidential(TM), Windsor(TM), Classics(TM) and Americana(TM) collections are all new lines of case goods introduced this year. All incorporated a greater focus on style and an expanded array of finish and hardware options. The Vantage(TM) bed, a revolutionary home care bed that utilizes two motors to accomplish the work of three, was introduced this year to address the recent change in Medicare policy that stopped reimbursement for three-motor, full electric beds.

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

  Corona operates two modern manufacturing facilities in Tours, France, one of which produces beds and the other manufactures nursing home furnishings. Corona markets its products to French nursing homes and hospitals through its own direct salesforce and sells to home care dealers through a wholly owned distribution company. Sunrise intends to use its developed European distribution network to introduce Corona's products throughout Europe.

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

  Home respiratory products accounted for 20% of total company sales in fiscal 1995. DeVilbiss has manufacturing locations in both the U.S. and the U.K. and distribution operations in France and Germany, generating roughly 35% of its sales outside the U.S. Management believes DeVilbiss is the U.S. market leader in nebulizers and the world market leader in concentrators. New products such as the Pulsair Walkabout(R), with PulseDose(R) demand oxygen delivery, and the Horizon(TM), a CPAP device for adult obstructive sleep apnea sufferers, are expected to enhance future respiratory products sales growth. However, demand for oxygen concentrators may be adversely affected by the possibility of a reduced Medicare reimbursement level.

                                SUNMED SERVICE

  A new logistics division, called SunMed Service, was created in fiscal 1995 to consolidate the customer service, order entry, distribution and credit functions for standard products sold to the U.S. HME market from all Sunrise divisions. SunMed Service ("SMS") is expected to be operational early in calendar 1996 and will be headquartered in the Los Angeles area. SMS will have order processing centers in California and Pennsylvania and a network of regional distribution centers located throughout the United States.

  Customers will be able to purchase standard products across all Sunrise divisions by placing a single order to SMS, with products being shipped the next day from one of the regional distribution centers. Customized products, such as most Quickie(R) wheelchairs and many Jay(R) cushion products, will continue to be ordered directly and shipped from those factories.

GEOGRAPHIC SEGMENTS

  Financial information concerning the company's two geographic segments, North America and Europe, is included under "Geographic Segment Information" in the Notes to the Consolidated Financial Statements.

COMPETITION

  The company encounters significant competition domestically from a number of manufacturers in each of its product lines, and from foreign sources for some products. The company competes primarily on the basis of its product features and performance, the range of products offered, the quality of its customer service and delivery, competitive prices, the technical expertise of its salesforces, and the strength of its distribution operations and independent dealer network.

  In international markets, the company may face competition from other manufacturers that have larger market shares or other competitive advantages.

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

  During the past few years, prices paid by the company for certain raw materials, such as aluminum, foam and wood, have fluctuated. When prices have increased, the company has frequently not passed along the full effect of such increases to its customers, preferring instead to maintain or enhance, if possible, its market positions. However, in 1995 prices were raised in selected markets to partially offset increases in certain raw material costs.

  The company has utilized a variety of operational tools such as "just in time" manufacturing, total quality management, target costing and its Associate suggestion system to reduce product costs, increase quality, shorten delivery cycles and improve asset turnover. These complementary techniques are all part of the company's Pursuit of Excellence program.

RESEARCH AND PRODUCT DEVELOPMENT

  The company conducts research and development at each of its manufacturing divisions. For the year ended June 30, 1995, the company expended $13.9 million on research and development compared to $11.0 million for the prior year, a 26% increase. Each operating unit has established objectives for introducing new products in fiscal 1996, and the company tracks progress against those objectives on a regular basis. As a result of its effort to introduce innovative new products across its product lines, the company has steadily increased research and development expenditures and plans to continue to do so for the foreseeable future.

PATENTS

  The company currently holds patents associated with certain existing products and has filed applications for additional patents covering certain of its newer products. Although patents sometimes can provide a meaningful competitive advantage in a particular product market, overall, management does not consider the ownership of patents essential to its operation. The company relies on product quality and features, strong marketing and distribution networks, and continuing new product introductions, in addition to its patents, to protect and improve its market positions.

GOVERNMENTAL REGULATION

  The healthcare industry is affected by extensive government regulation and funding at the federal and state levels.

  MEDICARE AND MEDICAID. Medicare is a federally funded health insurance program administered by private insurance companies providing health insurance coverage for persons 65 or older and certain disabled persons. Medicaid is a federally and state-funded health insurance program administered by state governments that provides reimbursement for healthcare related expenses for certain financially or medically needy persons regardless of age. Programs provide reimbursement for rentals and sales of medical equipment and related supplies. Medicare generally pays 80% of the allowable rate of reimbursement, while Medicaid generally pays 100%.

  The company estimates that about 22% of its fiscal 1995 sales were ultimately dependent for payment upon these U.S. government programs. The company is not a provider under Medicare or Medicaid, but its products are sold to HME providers, nursing homes and hospitals which are providers under these programs and do depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare/Medicaid regulations can impact the company's revenues and collections indirectly by reducing the reimbursement rate received by HME providers and thus making it less profitable for them to sell or rent products to the end-user. This, in turn, can put downward pressure on prices charged for the company's products sold through this channel. Medicare cutbacks are expected to impose just such pricing pressures in fiscal 1996, particularly in the category of respiratory products. Management believes that intensified healthcare cost containment efforts through managed care also favor lower cost alternatives such as home healthcare and related products, as has been the case historically. The company has made special efforts in recent years to allocate more of its new product engineering dollars to lower cost, more generic products favored by managed care and Medicare/Medicaid programs.

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

EMPLOYEES (ASSOCIATES)

  The company employed 4,054 full-time Associates worldwide as of June 30, 1995. Approximately 400 Associates in the United States are covered under two collective bargaining agreements which expire on May 23, 1997 and June 29, 1998, respectively. In Europe, 119 Associates in the United Kingdom and 134 in Germany are covered by informal union arrangements. The company has not experienced a strike, work stoppage or labor disturbance during its twelve-year history. The company believes that its labor relations are generally good.

BACKLOG

  The company's backlog of firm orders at June 30, 1995 was approximately $35 million, compared to $32.8 million at July 1, 1994. Of this amount in 1995, $20 million (compared to $10 million for the prior year) represented orders for patient room beds and furnishings, the one portion of the company's business for which backlog is believed to be a meaningful predictive factor because of the longer order lead times in this industry. All of these orders are expected to be filled in the first half of fiscal 1996. Generally, the company manufactures the balance of its products to its forecast of near-term demand, shipping immediately from stock, or else produces based on actual orders received and ships within a short period thereafter. As a result, the company does not have a substantial backlog for these products. Management does not believe that backlog at any particular time is generally indicative of future sales levels.

WORKING CAPITAL REQUIREMENTS

  The company does not maintain inventory of its products for a significant period of time (see "Backlog"). Most of the company's products are manufactured in connection with specific orders which are shipped in less than 30 days, and in many cases less than 72 hours, from receipt of the order. Patient room bed and furnishing products also are manufactured in connection with specific orders, but may take from one to three months until products are ready to ship. The company maintains a larger stock of those component parts which require longer lead times to obtain from suppliers to minimize the risk of extending time periods to fulfill product orders. The company sells products subject to customary warranties, and occasionally accepts products for replacement upon customer requests. However, returns for credit or refund have not been a material aspect of the company's business. In addition, most of the company's sales are made on standard terms requiring payment by the customer within 30 days of delivery. Some sales are made on extended terms on a selective basis. The company offered extended terms in 1994 to certain of its customers who were impacted by the delays resulting from the DMERC (Durable Medical Equipment Regional Carriers) Medicare reimbursement transition, causing an increase in accounts receivable at July 1, 1994.

  Although the reimbursement process improved during 1995, the use of extended terms and other forms of seller financing as a competitive feature continued to impact accounts receivable levels during fiscal 1995.

FOREIGN OPERATIONS

  The company has foreign subsidiaries with manufacturing operations in the United Kingdom, France, Germany and Spain. A total of twelve additional subsidiaries, located in Germany (2), the United Kingdom, Canada, France (2), Norway, Sweden, Italy, Switzerland, Australia and the Netherlands, are involved in distribution activities. All of the company's facilities are located in industrially developed areas where qualified labor and material supply have been readily available at economic rates. See "International Operations" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) for additional information and discussion about foreign operations and foreign currency risk management.

RECENT DEVELOPMENTS

  On October 26, 1995 the company issued a press release announcing that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods to determine the nature and extent of accounting practices at its Bio Clinic subsidiary that may have been inconsistent with generally accepted accounting principles. On January 4, 1996 the company reported that it had determined, as a result of the investigation, that net sales, operating income and assets at its Bio Clinic Corporation subsidiary had been overstated and liabilities had been understated as a result of actions by a small group of employees in the subsidiary's finance and management information systems departments who falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. Accordingly, the company has restated its financial statements for the years ended June 30, 1995 and July 1, 1994. The restatement reduced previously reported consolidated net income by $11.2 million in fiscal 1995 and $4.0 million in fiscal 1994.

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

  Following the company's October 1995 press release announcing the internal investigation, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits have been consolidated in the U.S. District Court for the Southern District of California. In addition, a number of derivative actions seeking unspecified damages have been filed against the company and certain of its current and former officers, directors and employees in California and Delaware state courts. The company is vigorously defending this litigation. The Securities and Exchange Commission (the "SEC") has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation. See Item 3--Legal Proceedings.

ITEM 2. PROPERTIES

  The company's worldwide corporate headquarters office is located in Carlsbad, California, and comprises approximately 20,600 square feet of leased space that Sunrise occupies under a lease expiring in 2004. The company conducts its U.S. operations from 45 leased facilities (totaling more than one million square feet) under leases with expiration dates ranging from 1995 through 2008, together with three company-owned facilities totaling approximately 425,000 square feet.

  For its international operations, Sunrise leases 24 facilities in Europe and Australia (totaling approximately 250,000 square feet) under leases with expiration dates ranging from 1995 through 2017, together with five company-owned facilities in Europe with approximately 325,000 square feet.

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

  The company's Annual Meeting of Stockholders, originally scheduled for November 7, 1995, has been rescheduled for April 30, 1996. An amended Proxy Statement will be mailed to stockholders on or about March 31, 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY

  Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered Item in Part I of this Report.

  The following is a list of names and ages of the executive officers (within the meaning of Item 401 of Regulation S-K) of the company as of January 2, 1996, indicating all positions and offices with the company held by each such person and each such person's principal occupations or employment during the past five years. Executive officers serve at the discretion of the Board of Directors. No person other than those listed below has been chosen to become an executive officer of the company.

          NAME            AGE                           POSITION
          ----            ---                           --------
Richard H. Chandler.....   52 Chairman of the board, chief executive officer and president
Roberta C. Baade, Ph.D..   51 Vice president of human resources
C. Leslie de Ruiter.....   36 Managing director--Sunrise Medical Benelux
Raymond W. Dyer.........   49 President--DeVilbiss Health Care Inc.
John R. Frymark.........   40 President--Guardian Products Inc.
Steven A. Jaye..........   39 Vice president, general counsel and corporate secretary
Richard H. Kollisch.....   47 President--Sopur GmbH
Gary Limon..............   43 President--Bio Clinic Corporation
Dennis J. McCarthy......   54 President--Joerns Healthcare Inc.
Thomas H. O'Donnell.....   52 Senior vice president--North America
Barrie Payne............   58 Senior vice president--Europe
John M. Radak...........   35 Vice president and controller
Sam Sinasohn............   35 Vice president of taxes
Greg Szabo..............   42 President--Comfort Clinic
Ted N. Tarbet...........   42 Senior vice president and chief financial officer

  The following persons were Executive Officers of the company during the fiscal year ended June 30, 1995, but resigned from all positions with the company as of January 2, 1996: Larry C. Buckelew, 42, who served as president and chief operating officer; and Brad Nutter, 43, who served as senior vice president, corporate marketing.

  Richard H. Chandler was elected chairman of the Board of Directors and chief executive officer of the company in July 1993. In January 1996 he was named to the additional position of president. Previously, Mr. Chandler was chairman of the Board of Directors and president from the company's inception in January 1983 until July 1993. From 1982 to 1983, he was President of the Richard H. Chandler Company, a management consulting firm, during which period he planned the formation of the company. From 1977 to 1982, he was president and chief executive officer of Abbey Medical, Inc., except for six months in 1979 when he was group vice president of Sara Lee Corporation. Mr. Chandler participated in the leveraged buy-out of Abbey Medical from Sara Lee Corporation in June 1979 and arranged for its sale to American Hospital Supply Corporation in April 1981.

  Roberta C. Baade, Ph.D., was elected vice president of human resources in June 1994. Previously, Dr. Baade was director of human resources for the Space Systems Division of General Dynamics Corporation since 1991. From 1983 to 1991, she held a variety of positions with General Dynamics Corporation, including corporate director of human resource development. Dr. Baade holds a Ph.D. in organizational communication.

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

  Steven A. Jaye was elected vice president, general counsel and corporate secretary of the company in August 1995. From 1991 through 1995, Mr. Jaye served as the vice president--legal affairs for Magma Power Company, a publicly traded international independent power producer. From 1984 through 1991 he served as a business attorney with the law firm of Latham & Watkins. Prior to receiving his legal degree, Mr. Jaye served as a design, production and quality assurance engineer for Spectrolabs Inc.

  Richard H. Kollisch was elected president of Sopur GmbH in June 1992. Previously, Mr. Kollisch was vice president and general manager during 1990 and 1991 for a division of The Stanley Works, a hand tool manufacturer. From 1979 to 1990 he served as president and chief executive of an American subsidiary of J.F. Behrens AG, a German manufacturer of pneumatic tools and industrial fasteners.

  Gary Limon was elected president of Bio Clinic Corporation in July 1995 after serving as vice president and general manager of the Air Systems Division for the previous year. Mr. Limon served as vice president and general manager of Bio Clinic's Consumer Division since its inception in 1988 until 1994. He was vice president of marketing for the Bio Clinic Healthcare Division from 1986 to 1988, and held several other sales management positions with Bio Clinic since 1979.

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

  Thomas H. O'Donnell was appointed senior vice president--North America in January 1996. Previously, he served as executive vice president--operations of the company from January 1987 until August 1989, when he was elected president of Quickie Designs Inc. In 1986 Mr. O'Donnell was president and chief operating officer of General Computer Company, a manufacturer and distributor of personal computer peripherals. From 1984 to 1985, he was chief executive officer of Connecting Point of America, Inc., a chain of computer retail stores. From 1967 to 1984, he was with IBM Corporation in a variety of management positions, most recently as vice president--product management for the Entry Systems Division.

  Barrie Payne was named senior vice president--Europe in January 1996, after serving as managing director of Sunrise Medical Ltd. since June 1983. Previously, Mr. Payne was president and owner of A-BEC Mobility Inc., a distributor of electric wheelchairs and other power mobility products that he founded in 1972.

  John M. Radak was elected vice president and controller in January 1995. Previously, Mr. Radak was vice president, finance for the respiratory care subsidiary of Bird Medical Technologies Inc., a medical device manufacturer. Prior to joining Bird, he held various financial management positions with Calcomp Inc., a Lockheed subsidiary that manufactures printers and plotters for computer graphics applications. From 1982 to 1986 Mr. Radak was an accountant for Deloitte and Touche LLP. Mr. Radak is a certified public accountant.

  Sam Sinasohn was elected vice president of taxes in March 1994. Previously, Mr. Sinasohn served as director of taxes and assistant secretary from September 1988 to March 1994 and as tax manager from July 1985 to September 1988. From 1982 to 1985, Mr. Sinasohn was a tax specialist for KPMG Peat Marwick LLP. Mr. Sinasohn is a certified public accountant.

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

  Larry C. Buckelew was named president of the company in July 1993 and in August 1994 was elected to the additional positions of director and chief operating officer. Previously, Mr. Buckelew was president of Bio Clinic Corporation, a company subsidiary, from November 1986 until July 1993. From 1984 to 1986, Mr. Buckelew was vice president, marketing and business development for the American Scientific Products Division of American Hospital Supply Corporation, a distributor of laboratory equipment and supplies. He was vice president, area manager for American Scientific Products from 1983 to 1984, and previously held several positions of increasing responsibility with American Hospital's Pharmaseal Division. Mr. Buckelew resigned from all positions with the company as of January 2, 1996.

  Brad Nutter served as senior vice president of corporate marketing from July 1995 until his resignation in January 1996. Previously, Mr. Nutter had served as president of Bio Clinic Corporation since July 1993. From 1990 to 1993, Mr. Nutter was president of Hospitex, a Baxter International division that markets textiles, apparel, pressure relief and incontinent care products. Mr. Nutter served as vice president, corporate sales for Multi-Hospital Systems, a division of Baxter International that manufactures and distributes medical products, from 1985 to 1990. Prior to joining Baxter, he held a variety of positions with American Hospital Supply Corporation including vice president, national accounts and midwest area vice president.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The company's common stock, $1 par value, trades on the New York Stock Exchange under the symbol "SMD." The highest and lowest daily closing price for each quarterly period during the last two fiscal years was as follows:

                                                       FISCAL YEAR       FISCAL YEAR
                                                           1995            1994
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
   First Quarter.................................... 26 1/2   20       24 7/8   21 3/8
   Second Quarter................................... 29 1/4   24       30 1/2   24 1/4
   Third Quarter.................................... 36 3/4   26 3/4   32 3/4   28 3/4
   Fourth Quarter................................... 36 3/8   27 3/8   30 1/2   21 1/4
   Year............................................. 36 3/4   20       32 3/4   21 1/4

  The number of holders of record of Sunrise common stock as of December 29, 1995 was 711. The company estimates it has approximately 10,600 beneficial holders of its common stock. The closing price of the common stock on December 29, 1995 was 18 1/2.

  The company has not paid cash dividends to holders of its common stock and has no plans to do so in the foreseeable future. The company presently intends to retain all earnings to fund its operations and future growth.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The company has restated previously issued financial results for the fiscal years ended June 30, 1995 and July 1, 1994. The restatement primarily reflects adjustments to reduce the recorded amounts of receivables, inventories, and property, plant and equipment at the company's Bio Clinic subsidiary, thereby reducing consolidated net income. See Note 2 of Notes to Consolidated Financial Statements.

                                                 YEARS ENDED
                               ------------------------------------------------
                                JUNE 30,   JULY 1,   JULY 2,  JULY 3,  JUNE 28,
                                  1995       1994      1993   1992(4)    1991
                               ---------- ---------- -------- -------- --------
                               (RESTATED) (RESTATED)
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED CONSOLIDATED RESULTS
 OF OPERATIONS DATA:
  Net sales...................  $601,927   $466,942  $319,196 $243,920 $203,825
  Gross profit................   205,651    166,947   115,317   86,218   69,909
  Marketing, selling and
   administrative expenses....   134,511    102,776    67,269   51,796   43,772
  Research and development
   expenses...................    13,937     11,029     7,388    5,846    4,212
  Corporate expenses..........     7,360      5,444     4,439    3,701    3,125
  Amortization of intangibles.     6,823      5,435     2,374    1,772    1,472
  Corporate operating income..    43,020     42,263    33,847   23,103   17,328
  Interest expense............    10,358      6,078     4,252    2,908    3,656
  Income before taxes.........    33,863     36,168    29,696   20,244   13,670
  Net income..................  $ 19,471   $ 21,809  $ 18,090 $ 12,027 $  8,068
                                ========   ========  ======== ======== ========
  Earnings per share(1).......  $   1.03   $   1.19  $   1.21 $    .94 $    .79
                                ========   ========  ======== ======== ========
  Weighted average shares
   outstanding(1).............    18,819     18,317    14,950   12,786   10,246
                                ========   ========  ======== ======== ========
SELECTED CONSOLIDATED BALANCE
 SHEET DATA:
  Working capital.............  $125,091   $101,479  $ 92,049 $ 32,137 $ 22,229
  Total assets................   597,909    471,667   284,031  201,810  120,018
  Long-term debt(2)...........   182,029    118,697    32,475   56,039   16,864
  Stockholders' equity(3).....  $299,493   $259,539  $194,723 $ 92,256 $ 67,366
                                ========   ========  ======== ======== ========

--------

(1) For fiscal years 1995, 1994, 1993 and 1992 earnings per share and weighted average number of shares outstanding for fully diluted computations are not materially different from primary computations. For fiscal year 1991, fully diluted earnings per share were $.71 (based on 12,390 weighted average common and common equivalent shares).

(2) Excludes current installments of long-term debt.

(3) The company did not declare cash dividends for the fiscal years 1991 through 1995.
(4) Fiscal year 1992 contained 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

  On October 26, 1995 the company issued a press release announcing that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods to determine the nature and extent of accounting practices at its Bio Clinic subsidiary that may have been inconsistent with generally accepted accounting principles. On January 4, 1996 the company reported that it had determined, as a result of the investigation, that net sales, operating income and assets at its Bio Clinic Corporation subsidiary had been overstated and liabilities had been understated as a result of actions by a small group of employees in the subsidiary's finance and management information systems departments who falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. Accordingly, the company has restated its financial statements for the years ended June 30, 1995 and July 1, 1994. The restatement reduced previously reported consolidated net income by $11.2 million in fiscal 1995 and $4.0 million in fiscal 1994. See Note 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  Sunrise Medical achieved record sales for the twelfth consecutive year in fiscal 1995. Sales grew 29%, with positive results from European operations augmenting another solid domestic sales performance. Acquisitions in the Rehabilitation and Recovery Groups also contributed to this year's sales growth and represented significant steps in pursuit of the company's strategic intent to become the global market leader in recovery, rehabilitation and respiratory products by the year 2000. Also in support of this long-term objective, sizeable investments were made in capital expenditures ($23 million) and research and development spending ($14 million). Highlights of this year's performance were strong global sales of custom wheelchairs and substantially increased market penetration in Europe across all Sunrise product lines.

  The company, however, encountered growth in certain raw material costs in 1995 that were not offset by productivity gains, reductions in order costs, or price increases. The company's support surface business experienced declining prices and gross margins. Also, acquisition-related debt and higher interest rates resulted in higher interest expense. These factors contributed to lower net income in 1995 of $19,471, a decrease of 11% compared to net income of $21,809 in 1994 (which followed a 21% increase over net income of $18,090 in 1993). Earnings per share declined 13% to $1.03 in 1995, after a decline of 2% to $1.19 in 1994 and an increase of 29% to $1.21 in 1993.

NET SALES ANALYSIS

  Sales increased 29% to $602 million in 1995, while 1994 sales of $467 million were 46% higher than 1993's sales of $319 million. Acquisitions played a significant role during the last three years, increasing sales by 8% in 1995, 33% in 1994, and 17% in 1993. Sunrise used acquisitions during this period to enhance existing businesses, pursue global expansion and enter a new core business. Although the magnitude of the impact will vary from year to year, the company expects acquisitions, which are a key component of its growth strategy, to continue to contribute to its overall sales growth.

               ANALYSIS OF PRODUCT LINE SALES CONTRIBUTION

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN MILLIONS)
   Rehabilitation Products:
     Custom Wheelchairs........................... $233  39% $167  36% $145  45%
     Patient Aids.................................   73  12%   67  14%   63  20%
                                                   ---- ---  ---- ---  ---- ---
       Subtotal...................................  306  51%  234  50%  208  65%
                                                   ---- ---  ---- ---  ---- ---
   Recovery Products:
     Support Surfaces.............................  122  20%   98  21%   75  24%
     Healthcare Beds..............................   51   9%   42   9%   33  10%
                                                   ---- ---  ---- ---  ---- ---
       Subtotal...................................  173  29%  140  30%  108  34%
                                                   ---- ---  ---- ---  ---- ---
   Respiratory Products...........................  123  20%   93  20%    3   1%
                                                   ---- ---  ---- ---  ---- ---
   Company Total.................................. $602 100% $467 100% $319 100%
                                                   ==== ===  ==== ===  ==== ===

  International sales grew 49% in 1995, following growth of 48% in 1994. International customers accounted for 33% of total sales in 1995 compared to 29% in 1994 and 28% in 1993. Fluctuations of international currency rates increased overall sales by 3% in 1995 and reduced sales by 2% in both 1994 and 1993. The effect of currency variations on reported results is expected to increase as Sunrise continues to expand its foreign operations.

  Concern over the rising cost of healthcare has sparked a marked shift toward lower priced products and services in the medical community. This shift has been achieved through the substitution of simpler and more generic products, as well as by payers obtaining price concessions from healthcare providers, who are the company's primary customers. As healthcare moves from a largely fee-for-service pattern to prepaid payment systems, this trend is expected to intensify. High-volume, full-line providers will have a competitive advantage over those servicing only niche markets. These trends are causing healthcare providers to merge at an unprecedented pace; manufacturers and distributors are following a similar consolidation course. In this market environment, management believes that future sales growth will be driven predominantly by unit volume growth, product innovation, contract sales to increasingly larger customers and buying groups, and by global expansion.

  Sales of Rehabilitation Products reached record levels in each of the last three years, growing 31% to $306 million in 1995, after increasing 13% to $234 million in 1994. The custom wheelchair business led this group's results with 40% growth in the current year, following a 15% increase in 1994. The sales increase in 1995 reflects continued expansion in Europe, growth through innovative products such as new power wheelchair models, and the acquisition of Jay Medical. Jay's seating systems for wheelchairs extended the company's product offerings, both in the U.S. and abroad, generating a significant contribution to 1995's custom wheelchair sales growth.

  Reflecting the company's commitment to global expansion, Rehabilitation Product sales in Europe grew by 44% during 1995 after rising 14% in 1994. This followed the acquisition of several European wheelchair manufacturers and distributors in 1993 and 1992. The sales increase in 1995 was driven by solid growth in European base businesses and the acquisition of two distribution companies during the second half of the year, one in Italy and one in Switzerland.

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

  Recovery Product sales have also achieved record levels in each of the last three years. Sales rose 24% to $173 million in 1995 after increasing 30% to $140 million in 1994. Support surfaces products have been the leading contributor to this growth pattern, advancing 24% to $122 million in 1995, following growth of 31% to $98 million in 1994. Bio Clinic has built upon its experience in foam technology and production to address the growing consumer market through its Comfort Clinic division. Comfort Clinic produces therapeutic foam mattress pads, specialty pillows and other related products that are designed for use in the home and distributes them through retail consumer channels.

  Sales of healthcare beds and furnishings grew 22% in 1995, rising to $51 million from $42 million in 1994. This growth in 1995 was largely attributable to the additional sales of Corona, a French healthcare bed manufacturer acquired early in the fourth quarter. Sales growth in 1994 was 27%.

  Domestically, 1995 saw excellent market acceptance of Joerns' new Vantage home care bed. Offsetting home care gains, institutional sales and profits were adversely impacted by delays in nursing home construction for most of 1995, primarily as a result of rising interest rates in the first half of the year. However, as interest rates moderated in the second half, Joerns experienced strong orders and had a record backlog at the end of the year.

  The Respiratory Products Group, formed in 1994 with the acquisitions of DeVilbiss and Pulsair, contributed record sales of $123 million in 1995, up 33% from $93 million in the prior year, reflecting both strong internal growth and the timing of those acquisitions in 1994. The success of the new PulmoMate compressor/nebulizer and the five-liter oxygen concentrator product line, along with the additional unit volume generated by new liquid oxygen products, drove internal sales growth. The new Horizon "CPAP" product had encouraging results in both U.S. and European markets, contributing to a significant increase in sleep therapy sales over the prior year. DeVilbiss also experienced growth in the Eastern European, Latin American and Asia/Pacific markets.

EXPENSE AND PROFIT ANALYSIS

  Gross margin (gross profit as a percentage of net sales) declined by 1.6% in 1995 due primarily to a significant decline in the profitability of the company's support surfaces business. This decline resulted from several factors, including a continuing shift away from the use of disposable foam overlays in hospitals, compressed margins in the retail market for mattress pads and pillows, and a decline in average daily rental rates in the air therapy rental business. For the company's other product lines, competitive pricing conditions and cost increases in certain raw materials were offset by selective price increases, changes in product mix and improvements in factory productivity. In 1994 gross margin declined by 0.3%, as lower margins on support surfaces products were partially offset by productivity improvements throughout the company. Sales per Associate, considered by management to be the company's best overall indicator of relative productivity, rose 12% in 1995 and 8% in both 1994 and 1993. These increases reflect the company's practice of continuous improvement in production and administrative processes.

  Marketing, selling and administrative expenses of $134.5 million were 0.3% higher as a percentage of net sales in 1995, after an increase of 0.9% in 1994. New product launch costs and expansion of distribution capabilities more than offset cost control measures and the leveraging of fixed costs over higher sales volume. Significant expense increases were incurred in the support surfaces business, including costs of an expanded infrastructure in anticipation of continued sales growth, higher marketing costs, and increased bad debt expenses.

  The company's support surfaces business operated at a loss in fiscal 1995. In the quarter ended December 29, 1995, management initiated a number of actions designed to return this business to profitability, including staffing reductions and the decision to sell Bio Clinic's air therapy rental business. This sale was completed in January 1996. However, no assurance can be given that these actions will achieve the intended objectives. See "Recent Developments" below.

                 ANALYSIS OF EXPENSES AND PROFIT MARGINS

                                                                    % INCREASE
                                                                    -----------
                                             1995    1994    1993   95/94 94/93
                                            ------  ------  ------  ----- -----
                                                     (IN MILLIONS)
   Net sales............................... $601.9  $466.9  $319.2    29%   46%
                                            ------  ------  ------   ---   ---
   Gross profit............................  205.7   166.9   115.3    23%   45%
     % of net sales........................   34.2%   35.8%   36.1%
   Marketing, selling and administrative
    expenses...............................  134.5   102.8    67.3    31%   53%
     % of net sales........................   22.3%   22.0%   21.1%
   Research and development................   13.9    11.0     7.4    26%   49%
     % of net sales........................    2.3%    2.4%    2.3%
   Corporate expenses......................    7.4     5.4     4.4    35%   23%
     % of net sales........................    1.2%    1.2%    1.4%
   Amortization of goodwill and other in-
    tangibles..............................    6.8     5.4     2.4    26%  129%
     % of net sales........................    1.1%    1.2%     .7%
                                            ------  ------  ------   ---   ---
   Corporate operating income..............   43.0    42.3    33.8     2%   25%
     % of net sales........................    7.1%    9.1%   10.6%
   Interest and other......................    9.2     6.1     4.2    50%   47%
     % of net sales........................    1.5%    1.3%    1.3%
                                            ------  ------  ------   ---   ---
   Income before taxes.....................   33.9    36.2    29.7    -6%   22%
     % of net sales........................    5.6%    7.7%    9.1%
   Income taxes............................   14.4    14.4    11.6     0%   24%
     % of income before taxes..............   42.5%   39.7%   39.1%
                                            ------  ------  ------   ---   ---
   Net income.............................. $ 19.5  $ 21.8  $ 18.1   -11%   21%
     % of net sales........................    3.2%    4.7%    5.7%
                                            ------  ------  ------   ---   ---

  Research and development expense increased 26% to $14 million in 1995, following a 49% jump in 1994. The growth of research and development spending has generally been consistent with sales growth. Amortization of goodwill increased 26% in 1995 as a result of acquisitions in both 1994 and 1995. Goodwill amortization was 129% higher in 1994 due primarily to the DeVilbiss acquisition.

  Corporate operating income declined as a percentage of net sales in both 1995 and 1994. The compression in gross margin in 1995 contributed most of the two percentage point decline in corporate operating margin to 7.1% compared to 9.1% in the prior year. In 1994, a modest decline in the gross margin percentage, as well as growth in operating expenses and goodwill amortization, resulted in a decline in corporate operating margin to 9.1% from the 10.6% recorded in 1993.

  Interest expense, net of interest and other income, rose 50% in 1995 and 47% in 1994 due to higher average borrowings required to finance acquisitions completed during those years and to fund capital expenditures. Higher interest rates also contributed to the increase in interest expense in 1995.

  The effective tax rate increased in 1995 to 42.5% from 39.7% in 1994, and 39.1% in 1993. The higher rates in 1995 and 1994 resulted from higher non-deductible goodwill amortization and the one percentage point increase in the Federal statutory rate during 1994. The impact of implementation in 1994 of the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes," offset a portion of the rate increase in 1994, although the cumulative effect was not material.

  Net income declined 11% in 1995 after an increase of 21% in 1994. In 1995 net margin dropped to 3.2% as a result of a lower gross margin, increased interest expense and a higher effective tax rate. Net margin was 4.7% in 1994 compared to the 5.7% net margin achieved in 1993, reflecting higher operating expenses and goodwill amortization.

  The company attempts to minimize or offset the impact of inflationary pressures on labor and raw material costs through increased sales volume, improved productivity and active cost control measures, as it did in 1994. In 1995, product price increases within selected markets partially offset recent raw material cost increases. The company believes that inflationary material cost increases may continue and that the markets in which it sells its products will remain price-sensitive, thereby limiting its ability to use price increases to offset higher costs.

RECENT DEVELOPMENTS

  In January 1996 the company announced a number of changes to its organizational structure and its approach to serving its customers. Its U.S. operations have been integrated within four markets--home medical equipment, nursing homes, hospitals and consumer. As a result, the company's twelve salesforces in the U.S. were consolidated into six, effective February 1, 1996. These changes are intended to reduce selling costs while promoting closer customer relationships. In Europe, the company's operations have been organized geographically by country.

  As part of the reorganization, the company decided to exit from Bio Clinic's air therapy rental business and close its 31 rental service centers. This business, initiated in 1992, generated rental revenues of approximately $12 million in fiscal 1995. The sale was completed on January 31, 1996.

  The company is also undertaking a comprehensive review of spending in all areas of its business. In addition to the salesforce consolidation, some facilities will be closed and certain low volume products will be discontinued. The company expects to reduce its workforce by approximately 250, or 6% of the total (including 83 involved in the air therapy rental business). The company will record pre-tax charges of $32 to $38 million in the second quarter of fiscal 1996, including the estimated cost of the investigation and restatement, estimated attorneys' fees associated with the defense of stockholder litigation, asset write-downs at Bio Clinic and the loss on the sale of its air therapy rental business, and expenses associated with the reorganization.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

CASH FLOW

  Cash flows provided by operations increased to $19 million in 1995 from $3 million in 1994 and $8 million in 1993. The lower level in 1994 reflects significant growth in receivables and inventories. Both 1995 and 1994 cash flows include the benefit of higher non-cash charges for depreciation and amortization.

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

  Cash generation (defined as net income plus non-cash charges) was an important source of funding for capital spending, working capital and acquisitions in 1995. Cash generation rose 13% to $45 million, or 230% of reported net income, compared to $40 million in 1994, or 182% of net income.

  Sunrise measures the profitability of its asset deployment by tracking its pre-interest, pre-tax return on average net tangible working assets (net tangible assets exclusive of cash), called RONA, a key measure in determining performance under the Sunrise management incentive bonus program, which is designed to help direct cash to those investments with the highest potential returns. RONA was 22.3% in 1995, down from 30.0% in 1994, as a result of lower corporate operating income as a result of operating losses in the company's support surfaces business. RONA was also impacted negatively by asset growth related to additional inventory necessary to attain further improvements in service levels and by the growth in receivables as discussed above. RONA in 1994 was below the 36.5% achieved in 1993, primarily the result of the DMERC-related increase in accounts receivable mentioned above and a decline in operating income in the support surfaces business.

CAPITAL EXPENDITURES

  Capital spending in 1995 reached $23.1 million, or 137% of depreciation, while 1994 expenditures of $23.4 million were 192% of depreciation expense. In 1993 capital expenditures were $18.3 million, or 249% of depreciation expense. Significant investments made in 1995 include expansion of manufacturing capacity, upgrades and enhancements in machinery, new product tooling, and improvements in telecommunications and data processing systems. The company expects capital expenditures in 1996 to be comparable to the 1995 level.

ACQUISITIONS

  Sunrise completed five acquisitions in 1995 in support of its strategic objectives. These transactions followed three acquisitions in 1994, seven in 1993 and another seven in 1992. The total of 22 transactions in four years came after a four-year period during which minimal acquisition activity took place and almost all growth was derived internally.

  At the beginning of fiscal 1995, Sunrise acquired certain assets and liabilities of Jay Medical Ltd., a Boulder, Colorado-based manufacturer of wheelchair cushions and seating systems. The company also acquired Cozy Craft, a domestic line of seating inserts for which it was already the primary distributor. Internationally, Sunrise acquired Corona, a French manufacturer of healthcare beds, and two European distribution companies, former importers/distributors for the company.

  During 1994 Sunrise acquired two domestic manufacturers of respiratory products used in the home. DeVilbiss, acquired in July 1993, manufactures oxygen concentrators, compressor nebulizers and sleep therapy equipment. This purchase represented 94% of the total investment in acquisitions completed during 1994. Pulsair, acquired in January 1994, manufactures liquid oxygen products and proprietary oxygen demand delivery devices. Also acquired was Vitactiv, a Swedish distributor of rehabilitation products.

CAPITAL STRUCTURE AND LEVERAGE

  The company's capital structure consists of two components: stockholders' equity and long-term debt. Stockholders' equity was $299.5 million at the end of 1995, up $40 million from the prior year primarily from the addition of $19.5 million in net income and $14.6 million realized from the issuance of common stock to sellers of acquired companies and stock optionees. In addition, favorable foreign currency translation added $5.9 million to stockholders' equity in 1995.

  Long-term debt increased $63 million to $182 million at year end as a result of borrowings to finance acquisitions and capital expenditures. The ratio of debt to total capitalization rose to 38% at year end, below the company's self-imposed target ceiling of 40%. This ratio increased from 31% at the end of fiscal 1994, primarily as a result of borrowings to finance 1995 acquisitions.

                        ANALYSIS OF LONG-TERM DEBT

                                                               1995  1994  1993
                                                               ----  ----  ----
      Fixed-rate debt as a percentage of
       total debt at year-end.................................  72%   77%  100%
      Weighted average annual interest rate................... 6.6%  5.8%  7.9%
      Foreign denominated debt as a
       percentage of total debt at year-end...................  41%   25%   86%
      Interest coverage....................................... 4.2x  7.0x  8.0x

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

  As of June 30, 1995 the company's funds availability from its $225 million multi-currency credit facility was approximately $60 million. On September 29, 1995, this credit facility was amended to increase the total commitment to $275 million (with annual reductions of $20 million in January 1998, 1999 and 2000).

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

LITIGATION

  Following the announcement of the internal investigation into financial reporting practices at the company's Bio Clinic subsidiary, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits have been consolidated in the U.S. District Court for the Southern District of California. In addition, a number of derivative actions seeking unspecified damages have been filed against the company and certain of its current and former officers, directors and employees in California and Delaware state courts. The company is vigorously defending this litigation. The Securities and Exchange Commission has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation. See Item 3--Legal Proceedings. In connection with this litigation and investigation, the company has incurred and is incurring significant legal and other costs which the company has funded and expects to continue to fund from operating cash flows and borrowings under its bank credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements are included herein:

                                                                           PAGE
                                                                           ----
      Independent Auditors' Report........................................  24
      Consolidated balance sheets as of June 30, 1995 and July 1, 1994....  25
      Consolidated statements of operations for the years ended June 30,
       1995,
       July 1, 1994 and July 2, 1993......................................  26
      Consolidated statements of cash flows for the years ended June 30,
       1995,
       July 1, 1994 and July 2, 1993......................................  27
      Consolidated statements of stockholders' equity for the years ended
       June 30, 1995, July 1, 1994 and July 2, 1993.......................  28
      Notes to consolidated financial statements..........................  29

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Sunrise Medical Inc.:

  We have audited the accompanying consolidated balance sheets of Sunrise Medical Inc. and Subsidiaries as of June 30, 1995 and July 1, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14.a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Medical Inc. and Subsidiaries as of June 30, 1995 and July 1, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As disclosed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements and financial schedule II as of June 30, 1995 and July 1, 1994, and for the years then ended.

                                          KPMG Peat Marwick LLP

Los Angeles, California

August 11, 1995, except as to Notes 2 and 10 to the consolidated financial statements,which are as of January 4, 1996 and February 16, 1996, respectively

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 30,    JULY 1,
                                                            1995       1994
                                                          ---------  ---------
                                                          (RESTATED) (RESTATED)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  1,740   $  2,581
  Receivables, less allowance for doubtful accounts of
   $6,858
   and $4,373, respectively..............................  141,556    114,633
  Inventories............................................   81,941     65,558
  Other current assets...................................   11,865      9,413
                                                          --------   --------
Total current assets.....................................  237,102    192,185
                                                          --------   --------
Property, plant and equipment, at cost:
  Land...................................................    4,137      3,909
  Property and equipment.................................  140,152    108,923
  Leasehold improvements.................................   11,194      9,271
                                                          --------   --------
                                                           155,483    122,103
  Less accumulated depreciation and amortization.........  (66,350)   (45,879)
                                                          --------   --------
Property, plant and equipment, net.......................   89,133     76,224
Goodwill and other intangible assets, less accumulated
 amortization of $24,351 and $17,258, respectively.......  270,478    202,477
Other assets, net........................................    1,196        781
                                                          --------   --------
Total assets............................................. $597,909   $471,667
                                                          ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt................. $  2,328   $  1,789
  Trade accounts payable.................................   36,096     31,611
  Accrued compensation and other expenses................   72,485     54,619
  Income taxes...........................................    1,102      2,687
                                                          --------   --------
Total current liabilities................................  112,011     90,706
                                                          --------   --------
Long-term debt, less current installments................  182,029    118,697
Deferred income taxes....................................    4,376      2,725
Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000 shares; none
   issued................................................      --         --
  Common stock, $1 par. Authorized 40,000 shares; 18,597
   and 17,996 shares, respectively, issued and
   outstanding...........................................   18,597     17,996
  Additional paid-in capital.............................  189,955    175,965
  Retained earnings......................................   86,276     66,805
  Cumulative foreign currency translation adjustment.....    4,665     (1,227)
                                                          --------   --------
Total stockholders' equity...............................  299,493    259,539
                                                          --------   --------
Total liabilities and stockholders' equity............... $597,909   $471,667
                                                          ========   ========

         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     YEARS ENDED
                            ------------------------------
                             JUNE 30,   JULY 1,   JULY 2,
                               1995       1994      1993
                            ---------- ---------- --------
                            (RESTATED) (RESTATED)
Net sales.................   $601,927   $466,942  $319,196
Cost of sales.............    396,276    299,995   203,879
                             --------   --------  --------
Gross profit..............    205,651    166,947   115,317
                             --------   --------  --------
Marketing, selling and ad-
 ministrative expenses....    134,511    102,776    67,269
Research and development
 expenses.................     13,937     11,029     7,388
Corporate expenses........      7,360      5,444     4,439
Amortization of goodwill
 and other intangibles....      6,823      5,435     2,374
                             --------   --------  --------
Corporate operating in-
 come.....................     43,020     42,263    33,847
                             --------   --------  --------
Other (expense) income:
  Interest expense........    (10,358)    (6,078)   (4,252)
  Interest income.........      1,617         56       464
  Other income and
   expense, net...........       (416)       (73)     (363)
                             --------   --------  --------
                              (9,157)     (6,095)   (4,151)
                             --------   --------  --------
Income before taxes.......     33,863     36,168    29,696
Income taxes..............     14,392     14,359    11,606
                             --------   --------  --------
Net income................   $ 19,471   $ 21,809  $ 18,090
                             ========   ========  ========
Earnings per share........   $   1.03   $   1.19  $   1.21
                             ========   ========  ========
Weighted average number of
 shares outstanding.......     18,819     18,317    14,950
                             ========   ========  ========


         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      YEARS ENDED
                                             --------------------------------
                                              JUNE 30,    JULY 1,    JULY 2,
                                                1995        1994       1993
                                             ----------  ----------  --------
                                             (RESTATED)  (RESTATED)
Cash flows from operating activities:
  Net income................................ $  19,471   $  21,809   $ 18,090
  Depreciation and amortization.............    16,854      12,198      7,333
  Amortization of goodwill and other
   intangibles..............................     6,823       5,435      2,374
  Deferred income taxes.....................     1,636         179        581
Changes in assets and liabilities, net of
 effect of acquisitions:
  Accounts receivable.......................   (12,021)    (26,741)   (10,312)
  Inventories...............................   (10,616)    (12,680)    (4,854)
  Other current assets......................    (3,721)     (6,778)    (1,031)
  Accounts payable and other liabilities....       365       9,859     (4,195)
                                             ---------   ---------   --------
Net cash provided by operating activities...    18,791       3,281      7,986
                                             ---------   ---------   --------
Cash flows from investing activities:
  Payments for purchase of property, plant
   and equipment............................   (23,144)    (23,373)   (18,260)
  Net cash invested in acquisitions of
   businesses...............................   (52,254)   (104,312)   (10,857)
                                             ---------   ---------   --------
Net cash used for investing activities......   (75,398)   (127,685)   (29,117)
                                             ---------   ---------   --------
Cash flows from financing activities:
  Borrowings of long-term debt..............   208,335     164,344     34,480
  Repayments of long-term debt..............  (156,220)    (79,053)   (56,361)
  Proceeds from issuance of common stock....     3,604       1,609     82,205
                                             ---------   ---------   --------
Net cash provided by financing activities...    55,719      86,900     60,324
                                             ---------   ---------   --------
Effect of exchange rate changes of cash.....        47          47       (498)
                                             ---------   ---------   --------
Net (decrease) increase in cash and cash
 equivalents................................      (841)    (37,457)    38,695
Cash and cash equivalents at beginning of
 year.......................................     2,581      40,038      1,343
                                             ---------   ---------   --------
Cash and cash equivalents at end of year.... $   1,740   $   2,581   $ 40,038
                                             =========   =========   ========

         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                            COMMON STOCK                           FOREIGN
                          -----------------  ADDITIONAL           CURRENCY       TOTAL
                           NUMBER             PAID-IN   RETAINED TRANSLATION STOCKHOLDERS'
                          OF SHARES AMOUNT    CAPITAL   EARNINGS ADJUSTMENT     EQUITY
                          --------- -------  ---------- -------- ----------- -------------
Balance at July 3, 1992.   12,694   $12,694   $ 50,439  $26,906    $ 2,217     $ 92,256
                           ------   -------   --------  -------    -------     --------
  Exercise of stock
   options..............      132       132        433      --         --           565
  Tax benefit from
   exercise of stock
   options..............      --        --         704      --         --           704
  Issuance of stock for
   acquisitions.........      348       348      7,419      --         --         7,767
  Common share offering.    3,000     3,000     77,936      --         --        80,936
  Net income............      --        --         --    18,090        --        18,090
  Foreign currency
   translation
   adjustment...........      --        --         --       --      (5,595)      (5,595)
                           ------   -------   --------  -------    -------     --------
Balance at July 2, 1993.   16,174    16,174    136,931   44,996     (3,378)     194,723
                           ------   -------   --------  -------    -------     --------
  Exercise of stock
   options..............      154       154        697      --         --           851
  Tax benefit from
   exercise of stock
   options..............      --        --         758      --         --           758
  Issuance of stock for
   acquisitions.........    1,668     1,668     37,579      --         --        39,247
  Net income (restated).      --        --         --    21,809        --        21,809
  Foreign currency
   translation
   adjustment...........      --        --         --       --       2,151        2,151
                           ------   -------   --------  -------    -------     --------
Balance at July 1, 1994
 (restated).............   17,996    17,996    175,965   66,805     (1,227)     259,539
                           ------   -------   --------  -------    -------     --------
  Exercise of stock
   options..............      269       269      2,255      --         --         2,524
  Tax benefit from
   exercise of stock
   options..............      --        --       1,316      --         --         1,316
  Issuance of stock for
   acquisition..........      340       340     10,647      --         --        10,987
  Retirement of stock...       (8)       (8)      (228)     --         --          (236)
  Net income (restated).      --        --         --    19,471        --        19,471
  Foreign currency
   translation
   adjustment...........      --        --         --       --       5,892        5,892
                           ------   -------   --------  -------    -------     --------
Balance at June 30, 1995
 (restated).............   18,597   $18,597   $189,955  $86,276    $ 4,665     $299,493
                           ======   =======   ========  =======    =======     ========


         (See accompanying notes to consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

  Sunrise Medical Inc. (the "company") designs, manufactures and markets medical products used in institutional and home care settings that address the recovery, rehabilitation, and respiratory needs of the patient. Products include custom manual and electric wheelchairs, wheelchair seating systems, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and support surfaces for healthcare and consumer markets. Sunrise products are designed to meet the special needs of five groups of people: the elderly, the disabled, the recovering patient, the respiratory sufferer and the health-conscious consumer.

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

INVENTORIES

  Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. Inventories consist of the following:

                                                                  JUNE
                                                                   30,   JULY 1,
                                                                  1995    1994
                                                                 ------- -------
      Raw material.............................................. $35,126 $26,353
      Work-in-progress..........................................   8,490   8,686
      Finished goods............................................  38,325  30,519
                                                                 ------- -------
      Total inventories......................................... $81,941 $65,558
                                                                 ======= =======

  If all inventories had been valued at FIFO cost, inventories would have been approximately $84,195 and $67,160 for 1995 and 1994, respectively.

PROPERTY, PLANT AND EQUIPMENT

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

ACCOUNTING CHANGE

  In fiscal year 1994, the company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This Statement required a change from the deferred method to the asset and liability method of accounting for income taxes. Using the latter method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of events reflected in the company's consolidated financial statements. Deferred taxes result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. Under the asset and liability method, the resulting deferred tax assets and liabilities are adjusted for changes in tax rates and other changes in the tax law in the period that includes the enactment date. The cumulative effect of adopting this Statement did not have a material impact on the company's financial results in 1994 and, as allowed under SFAS 109, prior-year consolidated financial statements have not been restated.

OTHER

  Certain 1994 and 1993 amounts have been reclassified to conform to classifications used in 1995.

2. RESTATEMENT

  On October 26, 1995 the company issued a press release announcing that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods to determine the nature and extent of accounting practices at its Bio Clinic subsidiary that may have been inconsistent with generally accepted accounting principles. On January 4, 1996 the company reported that it had determined, as a result of the investigation, that net sales, operating income and assets at its Bio Clinic Corporation subsidiary had been overstated and liabilities had been understated as a result of actions by a small group of employees in the subsidiary's finance and management information systems departments who falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. Accordingly, the company has restated its financial statements for the years ended June 30, 1995 and July 1, 1994. The restatement has resulted in a reduction of previously reported consolidated net income of approximately 37% in fiscal 1995 and 16% in fiscal 1994. Adjustments for periods prior to fiscal 1994 were not material, and will be reflected in operating results for the second quarter of fiscal 1996. A comparison of certain amounts as previously reported and as restated is presented below.

                             YEAR ENDED JUNE 30, 1995    YEAR ENDED JULY 1, 1994
                             --------------------------- -----------------------
                             AS REPORTED    AS RESTATED  AS REPORTED AS RESTATED
                             ------------   ------------ ----------- -----------
STATEMENT OF OPERATIONS:
  Net sales.................  $    603,978   $    601,927 $467,906    $466,942
  Corporate operating
   income...................  $     61,095   $     43,020 $ 48,679    $ 42,263
  Income before taxes.......  $     51,938   $     33,863 $ 42,584    $ 36,168
  Net income................  $     30,680   $     19,471 $ 25,857    $ 21,809
  Earnings per share........  $       1.63   $       1.03 $   1.41    $   1.19
BALANCE SHEET DATA:
  Working capital...........  $    135,732   $    125,091 $103,338    $101,479
  Total assets..............  $    619,058   $    597,909 $478,052    $471,667
  Stockholders' equity......  $    314,750   $    299,493 $263,587    $259,539

3. ACQUISITIONS

  On April 7, 1995, the company completed the acquisition of all the outstanding stock of S.E.P.A.C., Corona S.A., Tecktona Bois S.A. and Tecktona Sante S.A., a group of related French corporations (collectively, "Corona") for approximately $42.9 million. The total purchase price of 206 million French francs included 174,918 shares of Sunrise common stock valued at 31 million French francs with the remainder in cash, which was funded from the company's $225 million bank credit facility. Corona manufactures and markets hydraulic and electric beds and other furniture for the home care, nursing home and hospital markets in France.

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

                                                                 1995     1994
                                                               -------- --------
                                                                  (UNAUDITED)
      Net sales............................................... $635,702 $518,985
      Net income.............................................. $ 20,726 $ 24,776
      Earnings per share...................................... $   1.09 $   1.32

  During 1995 the company also acquired a U.S. manufacturer of adaptive seating accessories for wheelchairs and two wheelchair distributors, one in Italy and one in Switzerland. These companies were acquired for approximately $3.7 million, consisting of $2.4 million in cash and $1.3 million in subordinated notes. Pro forma results of these acquisitions, assuming they had been made at the beginning of fiscal year 1994, would not be materially different from the results reported.

  During fiscal 1994 (July 1993) the company purchased all of the outstanding stock of Homecare Holdings, Inc., the parent company of DeVilbiss Health Care, Inc. ("DeVilbiss"), for approximately $132 million. The purchase price included 1,503,900 shares of common stock valued at approximately $34 million. DeVilbiss manufactures and distributes respiratory products. The company completed two additional acquisitions in fiscal 1994. A wheelchair distributor in Sweden and a domestic manufacturer of liquid oxygen products and proprietary demand oxygen delivery devices were acquired for $9.2 million, consisting of $6.0 million in cash, 97,165 shares of the company's common stock valued at $2.9 million and subordinated notes of $0.3 million.

  All of these acquisitions were accounted for by the purchase method of accounting. Accordingly, the excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $69 million in 1995 and $121 million in 1994 was recognized as goodwill and is being amortized over periods ranging from 20 to 40 years. The operating results of all acquisitions are included in the consolidated results of operations from the respective dates of acquisition.

4. LEASES

  The company leases office and operating facilities, machinery and equipment and automobiles under operating leases which expire over the next 20 years. Rental expense for operating leases amounted to $8,332, $7,566 and $5,606 for 1995, 1994 and 1993, respectively.

  Minimum lease payments under operating leases expiring subsequent to June 30, 1995 are:

            YEAR ENDED                            AMOUNT
            ----------                            -------
            1996................................. $ 8,685
            1997.................................   6,486
            1998.................................   4,818
            1999.................................   3,899
            2000.................................   3,239
            Thereafter...........................   6,783
                                                  -------
            Total minimum lease payments......... $33,910
                                                  =======

5. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                           JUNE 30,  JULY 1,
                                                             1995      1994
                                                           --------  --------
      Borrowings under multi-currency credit agreement.... $164,572  $110,273
      Unsecured subordinated notes maturing from 1995 to
       2001, payable in quarterly installments with
       interest rates from 7% to 9.26%....................   11,829     2,620
      Mortgages payable in monthly installments with
       interest at various rates from 7.25% to 9.1%,
       maturing from 1995 through 2004, secured by
       property...........................................    4,860     5,453
      Obligations under capital leases with lease periods
       expiring at various dates through 1998, and with
       interest at various rates from 6.25% to 14.37%.....    3,096     2,140
                                                           --------  --------
      Total long-term debt................................  184,357   120,486
      Less current installments...........................   (2,328)   (1,789)
                                                           --------  --------
      Long-term debt, less current installments........... $182,029  $118,697
                                                           ========  ========

  The company amended its five and one-half year multi-currency unsecured credit agreement as of August 17, 1994. Under this agreement the company has a revolving credit commitment of $225,000 that reduces to $205,000 in January 1997, $185,000 in 1998 and $165,000 in 1999. Interest will vary from prime rate to prime rate plus 1/4% in relationship to the company's leverage ratio, which reflects the levels of the company's earnings and debt. In addition the company has the option to use interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of either 1/4% or 3/8% per year, depending upon the company's leverage ratio, is payable on the unused portion of the line. The agreement requires the company to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, interest coverage and certain restrictions on acquisitions. At June 30, 1995 the company was in compliance with these covenants. The agreement was further amended in September 1995 (see Note 10).

  The company has entered into six interest rate swap agreements with U.S. money center banks in order to minimize the impact of interest rate fluctuations on the company's interest expense. Each swap agreement is denominated in the currency of the related borrowings. Under the terms of each agreement the company receives compensation when the three-month interbank offered rate of the respective currency exceeds the swap rate and pays compensation when it falls below the swap rate. At June 30, 1995 the three-month interbank offered rates were as follows: French francs--6.938%; U.S. dollars--5.996%; and German marks--4.625%.

  The fair market value of these swap agreements is the amount the company would be required to pay to terminate them, which is estimated to be $119 at June 30, 1995. Net receipts or payments under all swap agreements are included in interest expense. The company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the company considers the risk of nonperformance by the counter party to be minimal because the party to each swap agreement is a member of the company's bank group.

  The following table summarizes the company's interest rate swap agreements:

                         INTEREST RATE SWAP AGREEMENTS

   NOTIONAL                 U.S. DOLLAR SWAP
    AMOUNT      CURRENCY      AMOUNT    RATE        EFFECTIVE PERIOD
   --------     --------    ----------- ----        ----------------
   150,000    French francs   $30,990** 7.14% April 1995-April 1997
   100,000    French francs   $20,660** 7.59% April 1997-April 2000
    30,000    U.S. dollars    $30,000   5.29% September 1995-September 1997
    30,000    U.S. dollars    $30,000   5.63% September 1995-September 2000
    60,000    U.S. dollars    $60,000   3.89% September 1993-September 1995
    40,000*   German marks    $28,940** 8.05% February 1992-February 1997

--------
 * The notional amount of the German mark interest rate swap agreement amortizes by 5 million German marks per year beginning in February 1994 until maturity.

**The U.S. dollar equivalent is based on exchange rates in effect at June 30, 1995.

6. INCOME TAXES

  Effective July 3, 1993, the company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS
109. Refer to Note 1 for additional information.

  The components of the provision for income taxes are:

                                                            YEARS ENDED
                                                    ----------------------------
                                                      1995      1994      1993
                                                    LIABILITY LIABILITY DEFERRED
                                                     METHOD    METHOD    METHOD
                                                    --------- --------- --------
      Current:
        Federal....................................  $ 4,635   $ 7,008  $ 7,259
        State......................................      587       811    1,228
        Foreign....................................    4,681     2,621    2,031
                                                     -------   -------  -------
                                                       9,903    10,440   10,518
                                                     -------   -------  -------
      Deferred:
        Federal....................................    3,327     2,708      368
        State......................................      936       957      516
        Foreign....................................      226       254      204
                                                     -------   -------  -------
                                                       4,489     3,919    1,088
                                                     -------   -------  -------
      Total........................................  $14,392   $14,359  $11,606
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

  A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                      1995      1994      1993
                                                    LIABILITY LIABILITY DEFERRED
                                                     METHOD    METHOD    METHOD
                                                    --------- --------- --------
   Statutory federal income tax rate...............   35.0%     35.0%     34.0%
   Amortization of goodwill........................    4.2       3.7       1.6
   State income taxes, net of federal taxes........    2.9       3.1       3.8
   Tax-exempt interest.............................     --        --       (.4)
   Tax credits.....................................    (.9)     (1.1)      (.2)
   Foreign income taxes............................     .5        .2        --
   Excludable foreign sales corporation income.....    (.4)      (.3)      (.2)
   Other, net......................................    1.2       (.9)       .5
                                                      ----      ----      ----
     Effective income tax rate.....................   42.5%     39.7%     39.1%
                                                      ====      ====      ====

  Significant components of deferred income tax assets and liabilities at June 30, 1995 and at July 1, 1994 are shown below. The deferred tax asset is included in other current assets in the consolidated balance sheet.

                                                                  1995    1994
                                                                 ------  ------
      Deferred income tax assets:
        Allowance for doubtful accounts......................... $1,207  $  956
        Inventory reserves......................................  1,454   1,175
        Vacation accruals.......................................    753     749
        Other accrued expenses and valuation....................    673   2,067
        State and local taxes...................................    116     486
                                                                 ------  ------
                                                                  4,203   5,433
                                                                 ------  ------
      Deferred income tax liabilities:
        Accumulated depreciation and amortization...............  4,376   2,725
                                                                 ------  ------
      Net deferred income taxes................................. $ (173) $2,708
                                                                 ======  ======

  Management believes that realization of the tax benefit of deferred tax assets is more likely than not; therefore, no valuation allowance was provided at June 30, 1995 or at July 1, 1994.

  The tax effect of certain differences between financial earnings and taxable earnings is as follows for the fiscal year 1993:

      Excess income tax depreciation.................................... $  563
      State income tax currently deductible.............................    416
      Inventory reserves not currently deductible.......................   (208)
      Allowances for doubtful accounts not currently deductible.........     53
      Other, net........................................................    264
                                                                         ------
        Total........................................................... $1,088
                                                                         ======

7. COMMON STOCK PURCHASE RIGHTS

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

8. PROFIT SHARING/SAVINGS PLAN

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

9. STOCK OPTION PLANS

  The 1983 Stock Option Plan as amended ("the 83 Plan") provides for the grant of up to 1,800,000 shares of its common stock to officers, key Associates and outside directors in the form of incentive stock options or non-qualified stock options. The 83 Plan expires in August 1995.

  In August 1993 the company adopted the 1993 Stock Option Plan ("the 93 Plan") providing for the grant of up to 4,000,000 shares of its common stock to officers, outside directors and key Associates in the form of incentive stock options or non-qualified stock options. At the time of adoption, 300,000 unissued shares of common stock were reserved for future grants under the 93 Plan. The number of unissued shares of common stock reserved for future grants under the 93 Plan increases annually by a number equal to 1.5% of the number of shares of common stock issued and outstanding as of the last day of each fiscal year. The 93 Plan expires in August 2003.

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

  Shares subject to option under both the 83 Plan and the 93 Plan are summarized as follows:

                                          YEARS ENDED
                             ----------------------------------------
                               JUNE 30,      JULY 1,       JULY 2,
                                 1995          1994          1993
                             ------------  ------------  ------------
   Outstanding at beginning
    of year................     1,312,175     1,144,889     1,007,040
   Granted.................       295,425       345,300       278,800
   Exercised...............      (268,750)     (153,912)     (132,651)
   Canceled................       (79,675)      (24,102)       (8,300)
                             ------------  ------------  ------------
   Outstanding at end of
    year...................     1,259,175     1,312,175     1,144,889
                             ============  ============  ============
   Exercisable at end of
    year...................       536,776       507,600       370,539
                             ============  ============  ============
   Price range per share of
    options
    exercisable at end of
    year...................  $4.57-$30.00  $2.32-$24.00  $2.32-$17.25
                             ============  ============  ============

  As of June 30, 1995 there were 354,964 unissued shares of common stock reserved for future grants under the Plans.

10. SUBSEQUENT EVENTS

  The company amended its bank credit facility as of September 29, 1995. Under the amended agreement the company has a revolving credit commitment of $275 million that reduces to $255 million in January 1998, $235 million in 1999, and $215 million in 2000, with a final maturity date of January 2001. Interest will vary from prime rate to prime rate minus 1/4% in relationship to the company's leverage ratio, which reflects the levels of the company's earnings and debt. In addition the company has the option of using interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of 1/10% to 1/4% per year, depending upon the company's leverage ratio, is payable on the unused portion of the line. The credit facility requires the company to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, interest coverage and certain restrictions on acquisitions.

  As a result of the restatement of its 1995 and 1994 financial statements (Note 2) and the unusual charges to be recorded in the second quarter of 1996 (see below), the company will not be in compliance with certain covenants contained in its credit facility. On February 16, 1996 the bank group agreed to a waiver of compliance with these covenants until February 28, 1997. Management believes that appropriate amendments will be made to the credit facility prior to the end of the company's 1996 fiscal year, although no assurance can be given that such amendments will be completed. In connection with the waiver of compliance by the bank group, the company has agreed to an increase in the interest rate it is charged and must comply with certain revised covenants, such as maintenance of debt to capital ratio, net worth and interest coverage. In addition, the company must obtain approval of the bank group for any acquisitions. As a result of the aforementioned waiver, borrowings under the credit facility remain classified as long-term debt.

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

11. GEOGRAPHIC SEGMENT INFORMATION

  Selected geographic information is summarized as follows:

                                                          YEARS ENDED
                                                   ----------------------------
                                                   JUNE 30,  JULY 1,   JULY 2,
                                                     1995      1994      1993
                                                   --------  --------  --------
   Net sales
     North America................................ $437,331  $358,259  $246,020
     Europe.......................................  164,596   108,683    73,176
                                                   --------  --------  --------
       Total...................................... $601,927  $466,942  $319,196
                                                   ========  ========  ========
   Corporate operating income
     North America................................ $ 24,277  $ 31,171  $ 26,402
     Europe.......................................   18,743    11,092     7,445
                                                   --------  --------  --------
       Total......................................   43,020    42,263    33,847
   Interest expense...............................  (10,358)   (6,078)   (4,252)
   Interest income................................    1,617        56       464
   Other income and expense, net..................     (416)      (73)     (363)
                                                   --------  --------  --------
   Income before taxes............................ $ 33,863  $ 36,168  $ 29,696
                                                   ========  ========  ========
   Identifiable assets
     North America................................ $329,206  $320,054  $207,202
     Europe.......................................  268,703   151,613    76,829
                                                   --------  --------  --------
       Total...................................... $597,909  $471,667  $284,031
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  As stated in Note 2, the company has restated its annual consolidated financial statements for the years ended June 30, 1995 and July 1, 1994. Because it is not practicable to reconstruct reliable accounting records at its Bio Clinic subsidiary for interim dates during those years, the company has been unable to allocate accurately to individual quarters the full year restatement adjustments for any financial statement items other than net sales. The adjustments necessary to restate net sales were attributable to the fourth quarter of each respective year. Accordingly, no quarterly financial data other than net sales is included herein and previously reported quarterly results for 1995 and 1994 should be disregarded.

                                     FIRST    SECOND   THIRD    FOURTH   FISCAL
                                    QUARTER  QUARTER  QUARTER  QUARTER    YEAR
                                    -------- -------- -------- -------- --------
   1995
   Net sales....................... $140,599 $146,863 $148,641 $165,824 $601,927
   1994
   Net sales....................... $ 99,862 $111,079 $119,997 $136,004 $466,942

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the company is included under the caption "Election of Directors" in the company's Definitive Proxy Statement for its next Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on October 5, 1995 and is incorporated herein by reference./1/ Subsequent to that filing, Mr. Larry C. Buckelew resigned as an officer and director of the company.

  Information regarding the executive officers of the company is included under a separate caption in Part I hereof, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Certain information regarding executive compensation is set forth under the caption "Compensation of Executive Officers" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on October 5, 1995 and is incorporated herein by reference./1/

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on October 5, 1995 and is incorporated herein by reference./1/

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding related transactions is set forth under the caption "Certain Transactions" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on October 5, 1995 and is incorporated herein by reference./1/

--------

/1/ The company's Annual Meeting of Stockholders, originally scheduled for November 7, 1995, has been rescheduled for April 30, 1996. A revised Proxy Statement will be filed with the Securities and Exchange Commission and mailed to stockholders on or about March 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
   (1) FINANCIAL STATEMENTS:                                               ----
   Independent Auditors' Report...........................................  24
   Consolidated Balance Sheets as of June 30, 1995 and July 1, 1994.......  25
   Consolidated Statements of Operations for the years ended June 30,
    1995,
    July 1, 1994 and July 2, 1993.........................................  26
   Consolidated Statements of Cash Flows for the years ended June 30,
    1995,
    July 1, 1994 and July 2, 1993.........................................  27
   Consolidated Statements of Stockholders' Equity for the years ended
    June 30, 1995,
    July 1, 1994 and July 2, 1993.........................................  28
   Notes to Consolidated Financial Statements.............................  29
   (2) FINANCIAL STATEMENT SCHEDULES:
   Schedule II -- Valuation and Qualifying Accounts for the years ended
    June 30, 1995,
    July 1, 1994 and July 2, 1993.........................................  40

  All other financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

(B) REPORTS ON FORM 8-K

  The company filed a Current Report on Form 8-K dated April 7, 1995 disclosing the acquisition of all the outstanding stock of S.E.P.A.C., Corona S.A., Tecktona Bois S.A., and Tecktona Sante S.A., a group of related French corporations (collectively, "Corona"). Corona manufacturers and markets hydraulic and electric beds and other furniture for the home care, nursing home, and hospital markets in France.

(C) EXHIBITS

  Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

                                                                    SCHEDULE II

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
        FISCAL YEARS ENDED JUNE 30, 1995, JULY 1, 1994 AND JULY 2, 1993
                                (IN THOUSANDS)

                                         ADDITIONS
                                    -------------------
                         BALANCE AT CHARGED TO CHARGED                   BALANCE
                         BEGINNING  COSTS AND  TO OTHER                  AT END
DESCRIPTION              OF PERIOD   EXPENSES  ACCOUNTS   DEDUCTIONS    OF PERIOD
-----------              ---------- ---------- --------   ----------    ---------
1993
Allowance for doubtful
 receivables............   $2,584     $  558    $  100(1)  $  (225)(2)   $3,017
                           ======     ======    ======     =======       ======
Reserves for inventory
 obsolescence...........   $2,475     $  897    $  775(1)  $  (572)(3)   $3,575
                           ======     ======    ======     =======       ======
1994 (RESTATED)
Allowance for doubtful
 receivables............   $3,017     $1,533    $  859(1)  $(1,036)(2)   $4,373
                           ======     ======    ======     =======       ======
Reserves for inventory
 obsolescence...........   $3,575     $1,326    $1,471(1)  $  (921)(3)   $5,451
                           ======     ======    ======     =======       ======
1995 (RESTATED)
Allowance for doubtful
 receivables............   $4,373     $2,825    $  748(1)  $(1,088)(2)   $6,858
                           ======     ======    ======     =======       ======
Reserves for inventory
 obsolescence...........   $5,451     $2,745    $  361(1)  $(1,083)(3)   $7,474
                           ======     ======    ======     =======       ======

--------
(1) Represents foreign currency translation adjustment and amounts recorded on books of acquired subsidiaries at dates of acquisition.

(2) Includes write-off of uncollectible accounts.

(3) Disposition of items previously reserved.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUNRISE MEDICAL INC.


                                          By: /s/ Ted N. Tarbet
                                            ___________________________________
                                                      Ted N. Tarbet
                                             Senior Vice President and Chief
                                                    Financial Officer

Date: February 20, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 1996.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


/s/ Richard H. Chandler              Chairman and Chief Executive  February 20, 1996
____________________________________ Officer
  Richard H. Chandler                (principal executive
                                     officer)

/s/ Ted N. Tarbet                    Senior Vice President and     February 20, 1996
____________________________________ Chief Financial Officer
   Ted N. Tarbet                     (principal financial
                                     officer)

/s/ John M. Radak                    Vice President and            February 20, 1996
____________________________________ Controller
  John M. Radak                      (principal accounting
                                     officer)

/s/ J. R. Woodhull                   Director                      February 20, 1996
____________________________________
  J. R. Woodhull


/s/ Joseph Stemler                   Director                      February 20, 1996
____________________________________
  Joseph Stemler

/s/ Lee A. Ault III                  Director                      February 20, 1996
____________________________________
  Lee A. Ault III

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


/s/ Lloyd E. Cotsen                  Director                      February 20, 1996
____________________________________
  Lloyd E. Cotsen


/s/ Murray H. Hutchison              Director                      February 20, 1996
____________________________________
  Murray H. Hutchison


/s/ William L. Pierpoint             Director                      February 20, 1996
____________________________________
  William L. Pierpoint


/s/ Babette Heimbuch                 Director                      February 20, 1996
____________________________________
   Babette Heimbuch

                               INDEX OF EXHIBITS

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
   3.1   Certificate of Incorporation of the company and
         amendments thereto.(a)
   3.2   Amendment to Certificate of Incorporation of the company
         as set forth under the caption "Article III--Liability of
         Director to the Corporation."(b)
   3.3   Bylaws of the company.(a)
   3.4   Amendment to Article II, Section 2, of the company's
         Bylaws.(c)
   3.5   Amendment to Certificate of Incorporation of the company
         as to the number of authorized shares.(d)
   3.6   Amendment of Bylaws to increase the number of directors
         to eight.(e)
   3.7   Amendment of Bylaws to increase the number of directors
         to nine.(f)
   4.1   Shareholders' Rights Agreement dated April 24, 1990.(g)
  10.6   Amended and Restated Stock Option Plan for Key
         Associates.(h)(o)
  10.7   1993 Stock Option Plan.(i)(o)
  10.8   Management Incentive Bonus Plan.(a)(o)
  10.9   Special Bonus Plan.(j)(o)
  10.10  Agreement for the Purchase of Certain Stock of Homecare
         Holdings, Inc. dated as of June 29, 1993 among Sunrise
         Medical Inc., Homecare Holdings, Inc., and the selling
         shareholders listed therein.(k)
  10.11  Asset Purchase Agreement for the Purchase of Certain
         Assets of Jay Medical, Ltd.(l)
  10.12  Agreement for the Purchase of Shares of S.E.P.A.C.,
         Corona S.A., Tecktona Bois S.A., Tecktona Sante S.A., and
         Sci La Planche by Homecare Holdings France S.A.(m)
  10.13  Second Amended and Restated Credit Agreement dated as of
         September 29, 1995 among Sunrise Medical Inc. and certain
         subsidiary borrowers and guarantors, Bank of America as
         agent and other lenders.
  21     List of Subsidiaries.(n)
  23     Consent of Independent Auditors.
  27     Amended Financial Data Schedule.

--------
(a) Incorporated herein by reference to the company's Registration Statement No. 2-86314.
(b) Incorporated herein by reference to the company's 1987 Definitive Proxy Statement.
(c) Incorporated herein by reference to the company's Form 10-Q for the quarter ended December 28, 1990.
(d) Incorporated herein by reference to the company's Form 10-Q for the quarter ended January 1, 1993.
(e) Incorporated herein by reference to the company's Form 10-Q for the quarter ended December 31, 1993.
(f) Incorporated herein by reference to the company's Form 10-K for the fiscal year ended July 1, 1994.
(g) Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 30, 1990.
(h) Incorporated herein by reference to the company's 1990 Definitive Proxy Statement.

(i) Incorporated herein by reference to the company's 1993 Definitive Proxy Statement.
(j) Incorporated herein by reference to the company's Form 10-K for the fiscal year ended July 3, 1992.
(k) Incorporated herein by reference to the company's Form 8-K dated June 29, 1993.
(l) Incorporated herein by reference to the company's Form 8-K dated September 16, 1994.
(m) Incorporated herein by reference to the company's Form 8-K dated April 7, 1995.
(n) Incorporated herein by reference to the company's Form 10-K for the fiscal year ended June 30, 1995.
(o) Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c).