Form 10-Q
period 1995-09-29
SUNRISE MEDICAL INC
filed 1996-02-23
CIK 720577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
================================================================================

(Mark One)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---       EXCHANGE ACT OF 1934

           For the quarterly period ended September 29, 1995

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

       Registrant's telephone number, including area code: (619) 930-1500



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No
                       -----      -----


Number of shares of common stock outstanding at December 29, 1995:  18,825,449

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  September 29,    June 30,
                                                       1995          1995
                                                  -------------    --------
                                                   (unaudited)    (restated)
Assets
------
Current assets:
 Cash and cash equivalents                          $  3,223       $  1,740
 Receivables, net                                    144,004        141,556
 Inventories                                          86,604         81,941
 Other current assets                                 15,825         11,865
                                                    --------       --------
  Total current assets                               249,656        237,102
                                                    --------       --------

Property, plant and equipment, net                    92,258         89,133
Goodwill and other intangible assets, net            275,978        270,478
Other assets, net                                      1,562          1,196
                                                    --------       --------

Total assets                                        $619,454       $597,909
                                                    ========       ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Current installments of long-term debt             $  4,368       $  2,328
 Trade accounts payable                               36,257         36,096
 Accrued compensation and other expenses              73,239         72,485
 Income taxes                                          5,615          1,102
                                                    --------       --------
  Total current liabilities                          119,479        112,011
                                                    --------       --------

Long-term debt, less current installments            187,611        182,029
Deferred income taxes                                  4,598          4,376
Stockholders' equity:
 Preferred stock, $1 par. Authorized
  5,000 shares; non issued                                --             --
 Common stock, $1 par. Authorized
  40,000 shares; 18,824 and 18,597 shares,
  respectively, issued and outstanding                18,824         18,597
 Additional paid-in capital                          195,725        189,955
 Retained earnings                                    90,070         86,276
 Cumulative foreign currency translation
  adjustment                                           3,147          4,665
                                                    --------       --------
  Total stockholders' equity                         307,766        299,493
                                                    --------       --------

Total liabilities and stockholders' equity          $619,454       $597,909
                                                    ========       ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, excpet per share amounts)

                                                           Thirteen Weeks
                                                                Ended
                                                            September 29,
                                                                1995
                                                           --------------
                                                             (unaudited)
Net sales                                                     $157,172
Cost of sales                                                  102,472
                                                              --------

Gross profit                                                    54,700
                                                              --------

Marketing, selling and administrative expenses                  37,010
Research and development expenses                                3,724
Corporate expenses                                               2,363
Amortization of goodwill and other intangibles                   2,041
                                                              --------

Corporate operating income                                       9,562
                                                              --------
Other income (expense):
  Interest expense                                              (3,530)
  Interest income and other, net                                   658
                                                              --------
                                                                (2,872)
                                                              --------

Income before taxes                                              6,690
Income taxes                                                     2,896
                                                              --------

Net income                                                    $  3,794
                                                              ========

Earnings per share                                            $   0.20
                                                              ========

Weighted average number of shares outstanding                   19,147
                                                              ========

(See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                            Thirteen Weeks
                                                                Ended
                                                             September 29,
                                                                 1995
                                                            --------------
                                                              (unaudited)
Cash flows from operating activities:
   Net income                                                 $  3,794
   Non-cash items                                                8,361
Changes in assets and liabilities, net of effect
 of acquisitions:
   Receivables, net                                                272
   Inventories                                                  (2,923)
   Other current assets                                         (5,212)
   Accounts payable and other liabilities                       (1,154)
                                                              --------
Net cash provided by operating activities                        3,138
                                                              --------

Cash flows from investing activities:
   Purchase of property, plant and equipment, net               (6,671)
   Net cash invested in acquisition of business                 (2,463)
                                                              --------
Net cash used for investing activities                          (9,134)
                                                              --------

Cash flows from financing activities:
   Borrowings of long-term debt                                 51,561
   Repayments of long-term debt                                (44,175)
   Proceeds from issuance of common stock                           70
                                                              --------

Net cash provided by financing activities                        7,456
                                                              --------

Effect of exchange rate changes on cash                             23
                                                              --------
Net increase in cash and cash equivalents                        1,483
Cash and cash equivalents at beginning of period                 1,740
                                                              --------

Cash and cash equivalents at end of period                    $  3,223
                                                              ========

(See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended June 30, 1995, filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of September 29, 1995 and for the thirteen-week period then ended include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year.

On January 4, 1996 the company reported the results of an internal investigation of its financial controls and financial statements for previously reported periods. The company reported that it had determined that net sales, operating income and assets at its Bio Clinic subsidiary had been overstated and liabilities had been understated as a result of actions by a small group of employees in the subsidiary's finance and management information systems departments who falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. Accordingly, the company has restated its financial statements for the years ended June 30, 1995 and July 1, 1994. Because it is not practicable to reconstruct reliable accounting records at its Bio Clinic subsidiary for interim periods during those years, the company has been unable to allocate accurately to individual quarters the full year restatement adjustments for any financial statement item other than net sales. Accordingly, no interim financial statements for the thirteen-week period ended September 30, 1994 are presented herein and previously reported interim results for fiscal 1995 should be disregarded.

2.  Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                       September 29,   June 30,
                                           1995          1995
                                       -------------   --------
                 Raw material                $37,136    $35,126
                 Work-in-progress              9,629      8,490
                 Finished goods               39,839     38,325
                                             -------    -------
                                             $86,604    $81,941
                                             =======    =======

Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3.  Acquisition

On July 19, 1995 the company acquired Coopers Healthcare Plc, a United Kingdom-based manufacturer of patient aids, for 222,266 shares of its common stock (valued at $5.8 million) and cash of $2.5 million. The transaction has been accounted for as a purchase. Pro forma results of operations, assuming the acquisition had been made at the beginning of fiscal 1996, would not be materially different from the results reported.

4.  Subsequent Events

Following the announcement by the company on October 26, 1995 of an internal investigation into accounting practices at its Bio Clinic Corporation subsidiary (Note 1), the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits have been consolidated in the U.S.
District Court for the Southern District of California. In addition, a number of derivative actions seeking unspecified damages have been filed against the company and certain of its current and former officers, directors and employees in California and Delaware state courts. The company is vigorously defending this litigation.

The Securities and Exchange Commission ("SEC") has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial statements. The company is cooperating fully with the SEC in its investigation.

On January 4, 1996 the company further announced that it expected to record a pre-tax charge of $32 to $38 million in its fiscal 1996 second quarter, ending December 29, 1995. This charge will include: the estimated cost of the internal investigation, restatement, and reissuance of historical financial statements; the expected attorneys' fees associated with related pending litigation; the writedown of certain assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations; immaterial Bio Clinic adjustments related to periods prior to fiscal 1994; and the one-time estimated expenses associated with a reorganization of company operations as part of a company-wide profit improvement program, including severance, facility closing costs, and write-downs associated with discontinued low-volume products. The company also announced that it had entered into an agreement to sell Bio Clinic's air therapy rental business. The loss on this sale, which was completed on January 31, 1996, is included in the estimate of second quarter charges.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1995 were not affected by the restatement described in Note 1 of Notes to Condensed Consolidated Financial Statements. However, it is not practicable to determine the effect on other items in the company's consolidated financial statements for that period. The quarterly trend in net sales may not be indicative of any similar trend with respect to other aspects of the company's consolidated financial statements. Accordingly, the following discussion involves only limited quarterly comparisons, and includes comparisons of divisional sales and profit contribution for all divisions of the company other than the two (Bio Clinic and Comfort Clinic) affected by the restatement.

Net sales for the first quarter of fiscal 1996 were $157.2 million compared to $140.6 million in the comparable period of fiscal 1995, an increase of 12%. Companies acquired during the past year accounted for 11% sales growth, foreign currency translation added 2%, and the company's base business declined by approximately 2%, depressed by lower sales of support surfaces (Bio Clinic and Comfort Clinic).

Sales of support surfaces declined 37% from last year's first quarter, from $36.5 million to $23.0 million. Comfort Clinic sales in the 1995 period benefitted from strong mass market promotions of therapeutic mattresses and pillows. Together, Bio Clinic and Comfort Clinic reported a first quarter loss of $2.6 million based on divisional profit contribution, as gross margins decreased under market pricing pressures while expenses and staffing levels had not yet been reduced to reflect the lower revenue base. Divisional profit contribution is an internal measurement used by the company to measure divisional, product line and group performance; it does not include any allocations of corporate office expense, goodwill amortization, interest, or income taxes.

Exclusive of support surfaces, which represented 15% of consolidated sales in the first quarter of fiscal 1996, the company's other operating divisions reported sales growth of 29% compared to the first quarter of fiscal 1995, with 11% from internal growth, 15% from acquisitions, and 3% from foreign exchange translation. The gross margin of these other divisions increased to 37.5% from 36.5% in the prior year first quarter, reflecting improvements in gross margins for patient aids and respiratory products. The divisional operating expenses (research and development, and marketing, selling and administrative expenses) of these divisions were a comparable 25.1% of net sales in each period. The divisional profit contribution, excluding support surfaces, increased 40% to $16.6 million in the first quarter of fiscal 1996 from $11.9 million in the comparable prior year period.

During the first quarter of fiscal 1996, Rehabilitation Products net sales were $87.9 million, an increase of 30% over net sales of $67.5 million in the first quarter of fiscal 1995. Wheelchair sales were particularly strong, while patient aids sales were positively affected by the inclusion of Coopers, a U.K. ambulatory aids manufacturer acquired in July 1995. This group's profit contribution increased faster than sales, as gross margins improved compared to last year's first quarter.

Respiratory Products Group sales in the first quarter of fiscal 1996 were $25.6 million, an increase of 1% over the $25.5 million in sales during the first quarter of the prior year. Improved European results were offset by sales weakness in the U.S., where demand was adversely affected by the likelihood of a reduced Medicare reimbursement level for oxygen concentrators. The increase in group profit contribution was slightly ahead of sales growth in comparison to the first quarter of fiscal 1995.

The Recovery Products Group reported net sales of $43.5 million in the first quarter, a decline of 8% from net sales of $47.3 million in the first quarter of fiscal 1995, and incurred a loss in each period principally as a result of problems in the support surfaces business. Excluding support surfaces, first quarter net sales increased to $21 million from $11 million, as healthcare bed sales grew substantially, due primarily to the inclusion of Corona, the French bed manufacturer acquired in April 1995. However, this growth was more than offset by the significant sales decline in support surfaces. Profit contribution for the Recovery Products Group, other than support surfaces, increased by a higher percentage than did sales due to Corona's higher margins.

Interest expense for the first quarter of fiscal 1996 was $3.5 million. Average borrowings for the quarter were higher than during the first quarter of fiscal 1995 because of debt incurred to finance recent acquisitions.

The effective tax rate of 43.3% in the first quarter of fiscal 1996 was slightly higher than the rate of 42.5% for all of fiscal 1995 as a result of higher non-deductible goodwill amortization.

Net income for the quarter was $3.8 million or $0.20 per share.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1996 the company's working capital increased by $5.1 million to $130.2 million. Cash of $3.1 million was provided by operating activities. Purchases of property, plant and equipment ($6.7 million) and a business acquisition were financed primarily by additional borrowings under the company's long-term credit facility. Capital expenditures included new product tooling, building improvements, machinery and other equipment to improve efficiency or expand capacity.

On January 4, 1996 the company announced that it expects to incur pre-tax charges of $32 million to $38 million in its fiscal 1996 second quarter, ending December 29, 1995. See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of these charges.

The company amended its five and one-half year multi-currency bank credit facility as of September 29, 1995. Under the amended credit facility, the company's revolving credit commitment was increased to $275 million, with annual reductions of $20 million beginning in January 1998. Funds available as of September 29, 1995 under the amended credit facility were approximately $100 million.

As a result of the restatement of its fiscal 1995 and 1994 financial statements and non-recurring charges to be recorded in the second quarter of fiscal 1996, the company anticipated non-compliance with certain covenants contained in its credit facility. On February 16, 1996 the bank group agreed to waive compliance with these covenants until February 28, 1997. Management believes that amendments will be made to the credit facility prior to the end of the company's 1996 fiscal year that will enable the company to be in compliance with the covenants in the credit facility, although no assurance can be given that such amendments will be completed. In connection with the waiver of compliance by the bank group, the company has agreed to an increase in the interest rate and must comply with certain revised covenants, such as maintenance of debt to capital ratio, net worth and interest coverage. In addition, the company must obtain approval of the bank group for any acquisitions. As a result of the aforementioned waiver, borrowings under the credit facility remain classified as long-term debt .

IMPACT OF INFLATION

Inflation did not have any significant effect on the company's operating results in the first quarter of fiscal 1996.

FORWARD-LOOKING STATEMENTS

Any statements contained in this Form 10-Q which are not historical facts are forward-looking statements that involve risks and uncertainties. The company wishes to caution the reader that actual events or results may differ materially from these forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of competitive products and pricing pressures; the costs of raw materials; future product demand and market acceptance risks; the effect of economic conditions in the U.S. and abroad; product development, commercialization and technological difficulties; shifts in industry distribution channels; acceleration of the current trend of consolidation of the company's customer base; regulatory related risks; and other risks referenced in this and other Securities and Exchange Commission filings of the company.

                             SUNRISE MEDICAL INC.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
     Number                    Description
    --------                   -----------

     10.1         Amended and Restated Stock Option Plan for Key Associates.
                  (Incorporated herein by reference to the 1990 Definitive Proxy Statement of the company)

     10.2 1993 Stock Option Plan. (Incorporated herein by reference to the 1993 Definitive Proxy Statement of the company)

     10.3 Management Incentive Bonus Plan. (Incorporated herein by reference to the company's Registration Statement No. 2-86314 filed with the Securities and Exchange Commission)

     10.4 Special Bonus Plan. (Incorporated herein by reference to the company's fiscal 1992 Form 10-K)

     10.5 First Amended and Restated Credit Agreement dated as of September 29,1995 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-K/A for the year ended June 30, 1995)

     27           Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 29, 1995.

                              SUNRISE MEDICAL INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUNRISE MEDICAL INC.



Date: February 21, 1996                    /s/ Ted N. Tarbet
                                           -----------------------------------
                                           Ted N. Tarbet
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



Date: February 21, 1996                    /s/ John M. Radak
                                           -----------------------------------
                                           John M. Radak
                                           Vice President and Controller
                                           (Principal Accounting Officer)