Form 10-Q
period 1995-12-29
SUNRISE MEDICAL INC
filed 1996-02-23
CIK 720577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
================================================================================

(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934

            For the quarterly period ended December 29, 1995

                                 OR

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ____________________


Commission File No. 0-12744

                              SUNRISE MEDICAL INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                               95-3836867
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                        2382 FARADAY AVENUE, SUITE 200
                              CARLSBAD, CA  92008
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (619) 930-1500



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X     No
                      -----      -----


Number of shares of common stock outstanding at January 31, 1996:  18,825,449

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                               December 29,       June 30,
                                                    1995            1995
                                               ------------       --------
                                               (unaudited)       (restated)
Assets
------
Current assets:
  Cash and cash equivalents                      $  5,544         $  1,740
  Receivables, net                                147,200          141,556
  Inventories                                      84,524           81,941
  Other current assets                             31,249           11,865
                                                 --------         --------
     Total current assets                         268,517          237,102

Property, plant and equipment, net                 94,721           89,133
Goodwill and other intangible assets, net         300,160          270,478
Other assets, net                                   1,683            1,196
                                                 --------         --------

Total assets                                     $665,081         $597,909
                                                 ========         ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current installments of long-term debt        $   4,389         $  2,328
  Trade accounts payable                           44,150           36,096
  Accrued compensation and other expenses          93,444           72,485
  Income taxes                                      7,099            1,102
                                                 --------         --------
     Total current liabilities                    149,082          112,011

Long-term debt, less current installments         227,447          182,029
Deferred income taxes                               4,781            4,376
Stockholders' equity:
  Preferred stock, $1 par. Authorized
   5,000 shares; none issued                           --               --
  Common stock, $1 par. Authorized 40,000
   shares; 18,825 and 18,597 shares,
   respectively, issued and outstanding            18,825           18,597
  Additional paid-in capital                      195,762          189,955
  Retained earnings                                65,978           86,276
  Cumulative foreign currency translation
   adjustment                                       3,206            4,665
                                                 --------         --------
     Total stockholders' equity                   283,771          299,493
                                                 --------         --------

Total liabilities and stockholders' equity       $665,081         $597,909
                                                 ========         ========


    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                   Thirteen        Twenty-six
                                                 Weeks Ended      Weeks Ended
                                                 December 29,     December 29,
                                                     1995             1995
                                                 ------------     ------------
                                                  (unaudited)      (unaudited)
Net sales                                          $173,710        $330,882
Cost of sales                                       119,553         222,025
                                                   --------        --------

Gross profit                                         54,157         108,857
                                                   --------        --------

Marketing, selling and administrative expenses       43,271          80,281
Research and development expenses                     3,969           7,693
Corporate expenses                                    2,254           4,617
Amortization of goodwill and other intangibles        2,223           4,264
Unusual items                                        34,771          34,771
                                                   --------        --------
                                                     86,488         131,626
                                                   --------        --------
Corporate operating income (loss)                   (32,331)        (22,769)
                                                   --------        --------

Other (expenses) income:
  Interest expense                                   (4,136)         (7,666)
  Other income and expense, net                         414           1,072
                                                   --------        --------
                                                     (3,722)         (6,594)
                                                   --------        --------

Loss before income taxes                            (36,053)        (29,363)
Income tax benefit                                  (11,961)         (9,065)
                                                   --------        --------

Net loss                                           $(24,092)       $(20,298)
                                                   ========        ========

Net loss per share                                 $  (1.28)       $  (1.08)
                                                   ========        ========

Weighted average number of shares outstanding        18,825          18,786
                                                   ========        ========

(See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                     Thirteen       Twenty-six
                                                   Weeks Ended     Weeks Ended
                                                   December 29,    December 29,
                                                       1995            1995
                                                   ------------    ------------
                                                    (unaudited)    (unaudited)
Cash flows from operating activities:
 Net loss                                           $ (24,092)       $(20,298)
 Non-cash items                                         9,593          17,954
 Changes in assets and liabilities,
  net of effect of acquisitions:
    Receivables, net                                      718             990
    Inventories                                         6,012           3,089
    Other current assets                              (11,502)        (16,714)
    Accounts payable and other liabilities             20,113          18,959
                                                    ---------        --------
Net cash provided by operating activities                 842           3,980
                                                    ---------        --------

Cash flows from investing activities:
 Purchase of property, plant and equipment, net        (5,324)        (11,995)
 Net cash invested in acquisition of businesses       (20,609)        (23,072)
                                                    ---------        --------
Net cash used for investing activities                (25,933)        (35,067)
                                                    ---------        --------

Cash flows from financing activities:
 Borrowings of long-term debt                          59,958         111,519
 Repayments of long-term debt                         (32,572)        (76,747)
 Proceeds from issuance of common stock                    38             108
                                                    ---------        --------
Net cash provided by financing activities              27,424          34,880
                                                    ---------        --------

Effect of exchange rate changes on cash                   (12)             11
                                                    ---------        --------
Net increase in cash and cash equivalents               2,321           3,804
Cash and cash equivalents at beginning of period        3,223           1,740
                                                    ---------        --------

Cash and cash equivalents at end of period          $   5,544        $  5,544
                                                    =========        ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended June 30, 1995 filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of December 29, 1995 and for the thirteen-week and twenty-six week periods then ended include all adjustments (consisting of normal recurring adjustments and the unusual items described in Note 3) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year.

On January 4, 1996 the company reported the results of an internal investigation of its financial controls and financial statements for previously reported periods. The company reported that it had determined that net sales, operating income and assets at its Bio Clinic subsidiary had been overstated and liabilities had been understated as a result of actions by a small group of employees in the subsidiary's finance and management information systems departments who falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. Accordingly, the company has restated its financial statements for the years ended June 30, 1995 and July 1, 1994. Because it is not practicable to reconstruct reliable accounting records at its Bio Clinic subsidiary for interim periods during those years, the company has been unable to allocate accurately to individual quarters the full year restatement adjustments for any financial statement item other than net sales. Accordingly, no interim financial statements for the thirteen-week and twenty-six week periods ended December 30, 1994 are presented herein and previously reported interim results for fiscal 1995 should be disregarded.

2.  Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                      December 29,   June 30,
                                          1995         1995
                                      ------------   --------
              Raw material               $36,385      $35,126
              Work-in-progress             9,734        8,490
              Finished goods              38,405       38,325
                                         -------      -------
                                         $84,524      $81,941
                                         =======      =======

Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3.  Unusual Items

During the quarter ended December 29, 1995 the company recorded pre-tax charges of $34.8 million. These charges include: $13.1 million for costs of the internal investigation, restatement, and reissuance of historical financial statements and the estimated attorneys' fees associated with defending related litigation; $10.7 million for the write-down of assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations, including goodwill associated with the company's air therapy rental business (and including immaterial items related to periods prior to fiscal 1994); and $11.0 million related to the company's reorganization and cost reduction program, including severance costs, facility closing costs, and write-downs associated with discontinued low-volume products.

4.  Acquisitions

On July 19, 1995 the company acquired Coopers Healthcare Plc, a United Kingdom-based manufacturer of patient aids, for 222,266 shares of its common stock (valued at $5.8 million) and cash of $2.5 million. On October 6, 1995 the company acquired Parker Bath Group, a U.K. manufacturer and distributor of bathing systems and patient lifters, for cash and notes amounting to $30.2 million. These transactions have been accounted for as purchases. Pro forma results of operations, assuming the acquisitions had been made at the beginning of fiscal 1996, would not be materially different from the results reported.

5.  Contingencies

Following the announcement by the company on October 26, 1995 of its internal investigation into accounting practices at its Bio Clinic Corporation subsidiary (Note 1), the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits have been consolidated in a single action filed in the U.S. District Court for the Southern District of California. In addition, a number of derivative actions seeking unspecified damages have been filed against the company and certain of its current and former officers, directors and employees in California and Delaware state courts. The company is vigorously defending this litigation.

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

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first two quarters of fiscal 1995 were not affected by the restatement described in Note 1 of Notes to Condensed Consolidated Financial Statements. However, it is not practicable to determine the effect on other items in the company's consolidated financial statements for those periods. The quarterly trend in net sales may not be indicative of any similar trend with respect to other aspects of the company's consolidated financial statements. Accordingly, the following discussion involves only limited quarterly comparisons, and includes comparisons of divisional sales and profit contribution for all divisions of the company other than the two (Bio Clinic and Comfort Clinic) affected by the restatement.

Thirteen Weeks ended December 29, 1995
--------------------------------------

Net sales for the second quarter of fiscal 1996 were $173.7 million, an increase of 18% over net sales of $146.9 million in the second quarter of fiscal 1995. The company's base business accounted for 3% of the sales growth, and was depressed by a significant decline in support surfaces revenues. Acquisitions contributed 13% to the sales increase and foreign currency translation accounted for 2%.

Net sales of support surfaces (Bio Clinic and Comfort Clinic) were $23.2 during the second quarter, a decline of 17% from last year's level of $27.9 million. Their combined loss (based on divisional profit contribution and excluding the unusual items described below) increased to $6.1 million from $2.6 million in the first quarter of fiscal 1996, reflecting intensified pricing pressure during the quarter combined with higher raw material costs. Divisional profit contribution is an internal measurement used by the company to measure divisional, product line and group performance; it does not include any allocations of corporate office expense, goodwill amortization, interest, or income taxes.

The company's other operating divisions, exclusive of the support surfaces business, had sales growth of 27% to $150.5 million in the second quarter of fiscal 1996, from $119.0 million in the comparable quarter last year. Internal growth represented 7%, acquisitions 17%, and foreign exchange translation added 3%. Excluding support surfaces, the company's gross margin declined to 34.2% from 36.5%, reversing the trend reported in the first quarter of fiscal 1996 as increased pressure on gross margins was experienced across most product lines. Divisional operating expenses (research and development, and marketing, selling and administrative expenses) for the company's other operating divisions increased to 25.6% of sales in the second quarter of fiscal 1996 compared to 24.0% in the same period of last year. As a result, the divisional profit contribution, exclusive of support surfaces, declined 12% compared to fiscal 1995's second quarter, from $14.8 million to $13.0 million. Improved divisional profit contribution in wheelchairs, beds and bathing products was more than offset by lower results for patient aids and respiratory products.

During the second quarter of fiscal 1996, net sales of Rehabilitation Products were $89.4 million, an increase of 19% compared to net sales of $74.9 million in the prior year's second quarter. Wheelchair sales showed continued strong growth in both the U.S. and Europe. Patient aids sales were soft, but international sales of patient aids were positively affected by the inclusion of Coopers, a U.K. ambulatory aids manufacturer acquired in July 1995. The group's profit contribution rose slightly in the second quarter compared to the same period of fiscal 1995.

Respiratory Products net sales were $33.4 million in the second quarter of 1996, an increase of 2% over sales of $32.7 million in the second quarter of fiscal 1995. Product demand in the United States continued to be negatively influenced by Congressional actions intended to cut the Medicare reimbursement rate for oxygen equipment. European respiratory sales showed continued sales growth. The group's profit contribution declined significantly compared to the prior year period, reflecting increasing pressure on domestic prices and gross margins.

Recovery Products net sales for the thirteen weeks ended December 29, 1995 were $51.2 million compared to $38.9 million in the comparable fiscal 1995 period, an increase of 32%. Excluding support surfaces, this group's second quarter net sales increased 156% to $28.0 million from $10.9 million, and its profit contribution increased by a greater percentage. Both net sales and profit contribution were positively impacted by recent acquisitions; healthcare beds and bathing now include Corona, a French bed manufacturer, and Parker Bath, a U.K. institutional bathing and lifting products company, acquired in April and October 1995, respectively.

In December 1995 the company completed an intensive review of its operations and businesses and initiated Operation Rebound, a corporate-wide profit improvement plan. This plan involves four major elements: the consolidation of the company's U.S. salesforces from twelve to six; the integration of a number of the company's smaller divisions operating within the same country or market; the launching of a company-wide profit improvement program; and the sale of Bio Clinic's air therapy rental business. Approximately 250 positions have been eliminated (including 83 positions in the air therapy rental business transferred as of January 31, 1996 to the buyer of that business), or 6% of the company total.

As a result of these actions, the company recorded pretax charges from unusual items of $34.8 million in the second quarter of fiscal 1996. These charges include: $13.1 million for costs of the internal investigation, restatement, and reissuance of historical financial statements and the estimated attorneys' fees associated with defending related litigation; $10.7 million for the write-down of assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations, including goodwill associated with the company's air therapy rental business (and including immaterial items related to periods prior to fiscal 1994); and $11.0 million related to the company's reorganization and cost reduction program, including severance costs, facility closing costs, and product line discontinuance expenses. Of the total charges of $34.8 million, approximately $21.3 million will require cash payments (already paid or to be paid primarily over the next three to six months), and $13.5 million represent non-cash charges.

Interest expense for the quarter was $4.1 million. The average amount borrowed increased compared to the prior year period as a result of additional debt used to finance recent acquisitions.

Primarily as a result of the unusual items, the company incurred a loss before income taxes of $36.1 million. The effective tax rate used in computing the tax benefit for the quarter was 33%, less than the statutory tax rate, in part because the company continued to be profitable in certain tax jurisdictions, and partly because of the non-deductibility for tax purposes of goodwill amortization.

The net loss for the quarter was $24.1 million or $1.28 per share.

Twenty-Six Weeks ended December 29, 1995
----------------------------------------

Net sales for the twenty-six week period ended December 29, 1995 were $330.9 million, an increase of 15% over net sales of $287.3 million in the corresponding period of fiscal 1995. Acquired businesses accounted for 12% of the total increase in net sales, while base business growth contributed 1% and foreign currency translation added 2%.

Net sales of support surfaces were $46.2 million in the first half of fiscal 1996 compared to $64.4 million in the comparable period of 1995. This business incurred a divisional operating loss of $8.7 million before unusual items. The company's other operating divisions, exclusive of support surfaces, had sales growth of 28%, increasing to $284.7 million in the 1996 period from $222.8 million in the first half of fiscal 1995. This sales growth consisted of internal growth--9%, acquisitions--16%, and foreign currency translation--3%. The divisional profit contribution of these other divisions was $29.6 million compared to $26.7 million in the prior year period.

Sales of Rehabilitation Products were $177.4 million, an increase of 25% compared to net sales of $142.4 million in the first half of fiscal 1995. Wheelchair sales were especially strong in both North America and Europe. Patient aids sales were soft, but were positively affected by the inclusion of Coopers, a U.K. business acquired in July 1995. Profit contribution from Rehabilitation Products increased in the first half of fiscal 1996 compared to the same period of fiscal 1995, but at a lesser rate than the increase in sales.

Respiratory Products sales were $59.2 million in the first twenty-six weeks of 1996, an increase of only 1% over sales of $58.3 million in the corresponding period of fiscal 1995. Product demand in the United States was weak, attributable primarily to uncertainty as to Medicare reimbursement rates for oxygen equipment. However, this weakness was offset by continued sales growth in Europe. This group's profit contribution declined compared to the prior year period as a result of increasing pressure on domestic prices and gross margins.

Recovery Products sales increased by 10% to $94.7 million in the first half of fiscal 1996 from $86.2 million in the same period of fiscal 1995. Significantly lower sales at Bio Clinic and Comfort Clinic offset most of the benefit of sales contributed by Corona, acquired in April 1995, and Parker Bath, acquired in October 1995. The group's profit contribution, excluding support surfaces, increased substantially as a result of the two acquisitions.

The unusual items incurred in the first half of fiscal 1996 are discussed above under the heading "Thirteen Weeks ended December 29, 1995." Interest expense for the period was $7.7 million. The average amount borrowed increased compared to the first half of fiscal 1995 as a result of additional debt used to finance recent acquisitions.

As a result of the unusual items, the company incurred a loss before income taxes of $29.4 million in the first half of fiscal 1996. The net loss for the period was $20.3 million or $1.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of fiscal 1996 the company's working capital decreased by $5.7 million to $119.4 million, primarily as a result of the costs of the company's internal investigation and attorneys' fees associated with related pending litigation. Cash outlays for capital expenditures were $12.0 million in the first half of fiscal 1996, primarily for new product tooling, building improvements, machinery and other equipment to improve efficiency or to expand capacity. Net cash used in the purchase of two businesses was $23.1 million. These amounts were financed by additional borrowings under the company's bank credit facility.

The company amended its five and one-half year multi-currency bank credit facility as of September 29, 1995. Under the amended credit facility, the company's revolving credit commitment was increased to $275 million, with annual reductions of $20 million beginning in January 1998. Funds available under the amended credit facility at December 29, 1995 were approximately $70 million.

As a result of the restatement of its 1995 and 1994 financial statements and the unusual items recorded in the second quarter of 1996, the company was not in compliance with certain covenants contained in its credit facility. On February 16, 1996 the bank group agreed to waive compliance with these covenants for one year, until February 28, 1997. Management believes that appropriate amendments will be made to the credit facility prior to the end of the company's 1996 fiscal year that will enable the company to be in compliance with the covenants in the credit facility, although no assurance can be given that such amendments will be completed. In connection with the waiver of compliance by the bank group, the company has agreed to an increase in the interest rate and must comply with certain revised covenants, such as maintenance of debt to capital ratio, net worth and interest coverage. In addition, the company must obtain approval of the bank group for any acquisitions. As a result of the aforementioned waiver, borrowings under the credit facility remain classified as long-term debt.

IMPACT OF INFLATION

Inflation did not have any significant effect on the company's operating results in the second quarter of fiscal 1996.

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

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

The Securities and Exchange Commission (the "SEC") has entered a formal order of private investigation into the circumstances underlying the company's restatement of its 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
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

(b)  Reports on Form 8-K

          On October 26, 1995 the company filed a Current Report on Form 8-K related to the issuance of a press release announcing an internal investigation of its financial controls and financial statements for previously reported periods.

          On November 2, 1995 the company filed a Form 8-K related to a press release reporting that a number of lawsuits had been filed following the October 26, 1995 announcement of an internal investigation.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SUNRISE MEDICAL INC.


Date: February 21, 1996                /s/ Ted N. Tarbet
                                       -----------------------------
                                           Ted N. Tarbet
                                       Senior Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: February 21, 1996                /s/ John M. Radak
                                       -----------------------------
                                           John M. Radak
                                       Vice President and Controller
                                       (Principal Accounting Officer)