Form 10-Q
period 1996-03-29
SUNRISE MEDICAL INC
filed 1996-05-13
CIK 720577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
================================================================================
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 29, 1996

                                 OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                           ---------------
       TO
          -------------


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
       Registrant's telephone number, including area code: (619) 930-1500



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]     No [_]
                       ---        ---


Number of shares of common stock outstanding at April 30, 1996: 18,839,949

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           March 29,            June 30,
                                                                             1996                 1995
                                                                          -----------         -----------
                                                                          (unaudited)         (restated)
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                                $  2,390             $  1,740
  Trade receivables, net                                                    125,226              123,007
  Installment receivables, net                                               17,260               18,549
  Inventories                                                                85,014               81,941
  Other current assets                                                       30,753               11,865
                                                                           --------             --------
     Total current assets                                                   260,643              237,102

Property, plant and equipment net of
 accumulated depreciation of $72,534 and $66,350                             85,257               89,133
Goodwill and other intangible assets, net                                   295,385              270,478
Other assets, net                                                             1,978                1,196
                                                                           --------             --------
Total assets                                                               $643,263             $597,909
                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Current installments of long-term debt                                   $  6,742             $  2,328
  Trade accounts payable                                                     40,567               36,096
  Accrued compensation and other expenses                                    87,801               72,485
  Income taxes                                                                9,908                1,102
                                                                           --------             --------
     Total current liabilities                                              145,018              112,011

Long-term debt, less current installments                                   208,471              182,029
Deferred income taxes                                                         4,931                4,376
Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000 shares; none issued                  --                   --
  Common stock, $1 par. Authorized 40,000 shares; 18,826 and
   18,597 shares, respectively, issued and outstanding                       18,826               18,597
  Additional paid-in capital                                                195,768              189,955
  Retained earnings                                                          68,672               86,276
  Cumulative foreign currency translation adjustment                          1,577                4,665
                                                                           --------             --------
     Total stockholders' equity                                             284,843              299,493
                                                                           --------             --------
Total liabilities and stockholders' equity                                 $643,263             $597,909
                                                                           ========             ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                             Thirteen          Thirty-nine
                                                            Weeks Ended        Weeks Ended
                                                             March 29,          March 29,
                                                               1996                1996
                                                            -----------        -----------
                                                            (unaudited)        (unaudited)
Net sales                                                    $169,574            $500,456
Cost of sales                                                 113,370             335,395
                                                             --------            --------
Gross profit                                                   56,204             165,061

Marketing, selling and administrative expenses                 38,739             119,020
Research and development expenses                               3,721              11,414
Corporate expenses                                              2,768               7,385
Amortization of goodwill and other intangibles                  2,194               6,458
Unusual items                                                      --              34,771
                                                             --------            --------
                                                               47,422             179,048

Corporate operating income (loss)                               8,782             (13,987)
                                                             --------            --------
Other (expenses) income:
 Interest expense                                             ( 4,455)            (12,121)
 Other income and expense, net                                    553               1,625
                                                             --------            --------
                                                              ( 3,902)            (10,496)
                                                             --------            --------
Income (loss) before income taxes                               4,880             (24,483)
Income taxes (benefit)                                          2,186             ( 6,879)
                                                             --------            --------
Net income (loss)                                            $  2,694            $(17,604)
                                                             ========            ========

Net income (loss) per share                                  $    .14            $(   .94)
                                                             ========            ========

Weighted average number of shares outstanding                  18,987              18,799
                                                             ========            ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Thirteen            Thirty-nine
                                                                          Weeks Ended          Weeks Ended
                                                                           March 29,            March 29,
                                                                             1996                 1996
                                                                          -----------          -----------
                                                                          (unaudited)          (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                        $  2,694              $(17,604)
  Non-cash items                                                              7,416                25,370
  Changes in assets and liabilities, net of effect of acquisitions
     Receivables, net                                                         4,714                 5,704
     Inventories                                                            (   490)                2,599
     Other current assets                                                     1,120               (15,594)
     Accounts payable and other liabilities                                 ( 4,504)               14,455
                                                                           --------              --------
Net cash provided by operating activities                                    10,950                14,930
                                                                           --------              --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                 ( 3,525)              (15,520)
  Proceeds from sale of air therapy rental business net assets                6,004                 6,004
  Net cash invested in acquisition of businesses                                 --               (23,072)
                                                                           --------              --------
Net cash provided by (used for) investing activities                          2,479               (32,588)
                                                                           --------              --------
Cash flows from financing activities:
  Borrowings of long-term debt                                               26,300               137,819
  Repayments of long-term debt                                              (42,923)             (119,670)
  Proceeds from issuance of common stock                                          7                   115
                                                                           --------              --------
Net cash (used for) provided by financing activities                        (16,616)               18,264
                                                                           --------              --------

Effect of exchange rate changes on cash                                          33                    44
                                                                           --------              --------
Net (decrease) increase in cash and cash equivalents                        ( 3,154)                  650
Cash and cash equivalents at beginning of period                              5,544                 1,740
                                                                           --------              --------

Cash and cash equivalents at end of period                                 $  2,390              $  2,390
                                                                           ========              ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended June 30, 1995 filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of March 29, 1996 and for the thirteen-week and thirty-nine week periods then ended include all adjustments (consisting of normal recurring adjustments and the unusual items described in Note 3) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On January 4, 1996 the company reported the results of an internal investigation into accounting practices at its Bio Clinic subsidiary. The company reported that it had determined that net sales, operating income and assets at its Bio Clinic subsidiary had been overstated and liabilities had been understated as a result of actions by a small group of employees in the subsidiary's finance and management information systems departments who falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. Accordingly, the company has restated its financial statements for the years ended June 30, 1995 and July 1, 1994. Because it is not practicable to reconstruct reliable accounting records at its Bio Clinic subsidiary for interim periods during those years, it is not possible to allocate accurately to individual quarters the full year restatement adjustments for any financial statement item other than net sales. Accordingly, no interim financial statements for the thirteen-week and thirty-nine week periods ended March 31, 1995 are presented herein and previously reported interim results for fiscal 1995 should be disregarded.

2.  Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                       March 29,      June 30,
                                         1996           1995
                                       ---------      --------
          Raw material                  $33,811       $35,126
          Work-in-progress                9,041         8,490
          Finished goods                 42,162        38,325
                                        -------       -------
                                        $85,014       $81,941
                                        =======       =======

Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3.  Unusual Items

During the quarter ended December 29, 1995, the company recorded pre-tax charges of $34.8 million. These charges include: $13.1 million for costs of the internal investigation, restatement, and reissuance of historical financial statements and the estimated attorneys' fees associated with defending related litigation; $10.7 million for the write-down of assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations, including goodwill associated with the company's air therapy rental business (and including immaterial items related to periods prior to fiscal 1994); and $11.0 million related to the company's reorganization and cost reduction program, including severance costs, facility closing costs, and write-downs associated with discontinuance of low-volume products.

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

5.  Contingencies

Following the announcement by the company on October 26, 1995 of its internal investigation into accounting practices at its Bio Clinic Corporation subsidiary (see Note 1), the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits have been consolidated in a single action filed in the U.S. District Court for the Southern District of California. In addition, a number of derivative actions seeking unspecified damages have been filed against the company and certain of its current and former officers, directors and employees in California and Delaware state courts. The company is vigorously defending this litigation.

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

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first three quarters of fiscal 1995 were not affected by the restatement described in Note 1 of Notes to Condensed Consolidated Financial Statements. However, it is not practicable to determine the effect on other items in the company's consolidated financial statements for those periods (see
Note 1). The quarterly trend in net sales may not be indicative of any similar trend with respect to other aspects of the company's consolidated financial statements. Accordingly, the following discussion involves only limited quarterly comparisons, and includes comparisons of profit contribution for all divisions of the company other than the two divisions (Bio Clinic and Comfort Clinic) affected by the restatement. Profit contribution is an internal measurement used by the company to measure divisional, product line and group performance; it does not include any allocations of unusual items, corporate office expense, goodwill amortization, interest, or income taxes.


Thirteen Weeks ended March 29, 1996
- -----------------------------------

Net sales for the third quarter of fiscal 1996 were $169.6 million, an increase of 14% over net sales of $148.6 million in the third quarter of fiscal 1995. The company's base business accounted for 1% of the sales growth and acquisitions contributed 13% to the sales increase.

Net sales of support surfaces (Bio Clinic and Comfort Clinic) were $19.2 million during the third quarter, a decline of 36% from last year's level of $29.9 million. Their combined loss (based on profit contribution) decreased to $2.9 million from $6.1 million in the second quarter of fiscal 1996, reflecting the impact of the profit improvement program implemented at the end of the second quarter.

The company's other operating divisions, exclusive of the support surfaces business, had sales growth of 27% to $150.4 million in the third quarter of fiscal 1996, from $118.7 million in the comparable quarter last year. Internal growth represented 10% and acquisitions added 17%. Profit contribution, exclusive of support surfaces, was $16.6 million, 9% higher than the third quarter of last year. This increase occurred despite $1.7 million in increased expenses associated with the launch in February 1996 of SunMed Service (SMS). SMS is integrating the order entry, customer service and delivery functions for standard products from all U.S. manufacturing divisions. Through its new national network of eight distribution centers, SMS will improve service levels for both large national accounts and independent homecare providers. Once all U.S. divisions are distributing standard products through SMS, scheduled for June 1996, revenue benefits should begin to offset the incremental expense of this new customer service capability.

During the third quarter of fiscal 1996, net sales of Rehabilitation Products were $86.2 million, an increase of 13% compared to net sales of $76.0 million in the prior year's third quarter. Wheelchair sales showed continued strong growth in

Europe. Patient aids sales grew from last year on the positive impact of Coopers, a U.K. ambulatory aids manufacturer acquired in July 1995. The group profit contribution increased in line with sales growth in the third quarter compared to the same period of fiscal 1995.

Respiratory Products net sales were $34.1 million in the third quarter of 1996, an increase of 5% over sales of $32.3 million in the third quarter of fiscal 1995. Product demand in the United States continued to be negatively influenced by Congressional actions intended to cut the Medicare reimbursement rate for oxygen equipment. However, respiratory sales in Europe continued to grow. The group's profit contribution in the third quarter declined slightly from the prior year, as the impact of pressure on domestic prices and gross margins was substantially offset by international growth.

Recovery Products net sales for the thirteen weeks ended March 29, 1996 were $49.3 million compared to $40.3 million in the comparable fiscal 1995 period, an increase of 22%. Excluding support surfaces, this group's third quarter net sales of $30.1 million grew 191% from $10.4 million in the same period last year. The related profit contribution growth rate was even greater. Both net sales and profit contribution were positively impacted by recent acquisitions; the group's results now include those of Corona, a French bed manufacturer, and Parker Bath, a U.K. institutional bathing and lifting products company, acquired in April and October 1995, respectively.

Interest expense for the quarter was $4.5 million. The average amount borrowed increased compared to the prior year period as a result of additional debt used to finance acquisitions made in the previous 12 months. During the third quarter, the company paid down $17 million in long-term debt by generating $11 million from operating activities (including a tax refund of $5 million received during the quarter relating to the company's amended U.S. federal income tax return for 1995) and $6 million in cash proceeds from the sale of the air therapy rental business.

The company's effective tax rate for the third quarter of fiscal year 1996 was 44.8%. The net income for the quarter was $2.7 million or $.14 per share.

Thirty-Nine Weeks ended March 29, 1996
- --------------------------------------

Net sales for the thirty-nine week period ended March 29, 1996 were $500.5 million, an increase of 15% over net sales of $436.1 million in the corresponding period of fiscal 1995. Acquired businesses accounted for 13% of the total increase in net sales, while base business growth contributed 1% and foreign currency translation added 1%.

Net sales of support surfaces were $65.0 million in the first nine months of fiscal 1996 compared to $94.4 million in the comparable period of 1995. This business incurred a loss of $11.6 million at the division contribution level during the same 1996 period. This loss was due primarily to the impact of escalating raw material costs which were not matched by price increases initiated during the third quarter. Sales of the company's other operating divisions, exclusive of support surfaces, grew 27%, increasing to $435.5 million in the 1996 period from $341.7 million in the first thirty-nine weeks of fiscal 1995. Internal growth was 9%, while acquisitions and foreign currency translation contributed 16 and 2 percentage points, respectively, to the total sales growth. The profit contribution of these other divisions was $46.3 million or 10% higher when compared to $42.0 million in the prior year period.

Sales of Rehabilitation Products were $263.6 million, an increase of 20% compared to net sales of $218.8 million in the first nine months of fiscal 1995. Wheelchair sales grew nicely on strong European demand. Patient aids sales were positively affected by the inclusion of Coopers, a U.K. business acquired in July 1995. Profit contribution from Rehabilitation Products increased in the first nine months of fiscal 1996 compared to the same period of fiscal 1995, but at a slightly lower rate than the increase in sales.

Respiratory Products sales were $93.3 million in the first thirty-nine weeks of 1996, an increase of 3% over sales of $90.9 million in the corresponding period of fiscal 1995. Product demand in the United States was weak, attributable primarily to uncertainty as to Medicare reimbursement rates for oxygen equipment. However, this weakness was partially offset by continued sales growth in Europe. This group's profit contribution declined compared to the prior year period as a result of increasing pressure on domestic pricing.

Recovery Products sales increased by 14% to $143.6 million in the first nine months of fiscal 1996 from $126.4 million in the same period of fiscal 1995. Significantly lower sales at Bio Clinic and Comfort Clinic were more than offset by the strong growth in the bed and bath divisions. The latter growth reflects the positive impact of Corona, acquired in April 1995, and Parker Bath, acquired in October 1995, as well as solid internal growth. Excluding support surfaces, the group's profit contribution growth rate was greater than the sales growth rate.

In December 1995 the company completed an intensive review of its operations and businesses and initiated Operation Rebound, a corporate-wide profit improvement plan. This plan involved four major elements: the consolidation of the company's U.S. sales forces from twelve to six; the integration of a number of the company's smaller divisions operating within the same country or market; the establishment of profit improvement programs at all divisions; and the sale of Bio Clinic's air therapy rental business.

Related to the actions discussed above, the company recorded pretax charges from unusual items of $34.8 million in the second quarter of fiscal 1996. These charges include: $13.1 million for costs of the internal investigation, restatement, and reissuance of historical financial statements and the estimated attorneys' fees associated with defending related litigation; $10.7 million for the write-down of assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations, including goodwill associated with the company's air therapy rental business (and including immaterial items related to periods prior to fiscal 1994); and $11.0 million related to the company's reorganization and cost reduction program, including severance costs, facility closing costs, and product line discontinuance expenses. Of the total charges of $34.8 million, approximately $21.3 million will require cash payments ($11.3 million of which was paid out during the period and $10.0 million of which is expected to be paid primarily before fiscal year end), while $13.5 million represent non-cash charges.

Interest expense for the thirty-nine week period was $12.1 million. The average amount borrowed increased compared to the corresponding period in fiscal 1995 as a result of additional debt used to finance recent acquisitions.

For the period the company recognized a tax benefit at an effective tax rate of only 28% due to nondeductible goodwill comprising a relatively large portion of the loss before income taxes.

As a result of the unusual items, the company incurred a loss before income taxes of $24.5 million in the first nine months of fiscal 1996. The net loss for the period was $17.6 million or $.94 per share. Before unusual items, net income was $4.6 million or $.24 per share during this same period.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1996, the company's working capital decreased by $9.5 million to $115.6 million, primarily as a result of accruals for the portion of unusual charges requiring future cash payments. Net cash generated by operating activities reached $14.9 million in the first nine months of fiscal 1996, funding capital expenditures, net of disposals, of $9.5 million during this period. Capital expenditures were made primarily for new product tooling, building improvements, machinery and other equipment to improve efficiency or to expand capacity. Net cash used in the purchase of two businesses was $23.1 million. This amount was financed by additional borrowings under the company's bank credit facility and free cash flow.

On May 2, 1996 the company amended its five and one-half year multi-currency bank credit facility. The amended credit facility provides for maximum borrowings of $250 million, and requires the company to comply with certain amended covenants such as maintenance of leverage ratio, tangible net worth, interest coverage and certain restrictions on acquisitions.

IMPACT OF INFLATION

The company attempts to minimize or offset the impact of inflationary pressures on labor and raw materials costs through increased sales volume, improved productivity and active cost control measures. The company believes that inflationary material cost increases may continue and that the markets in which it sells its products will remain price-sensitive, thereby limiting its ability to offset higher costs with pricing actions.

FORWARD-LOOKING STATEMENTS

Any statements contained in this Form 10-Q which are not historical facts are forward-looking statements that involve risks and uncertainties. The company wishes to caution the reader that forward-looking statements, such as the future impact of SunMed Service on company profitability, are only predictions; actual events or results may differ materially as a result of risks facing the company. These risks include, but are not limited to: the impact of competitive products and pricing pressures; the costs of raw materials; future product demand and market acceptance risks; the effect of economic conditions in the U.S. and abroad; product development, commercialization and technological difficulties; shifts in industry distribution channels; acceleration of the current trend of consolidation of the company's customer base; governmental regulation of medical device design and manufacturing (such as by the F.D.A. in the U.S.); and other risks referenced in this and other Securities and Exchange Commission filings of the company.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Number                          Description
  ------                          -----------

    3.1   Amendment to Bylaws to reduce the number of directors to eight.

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

   10.5 First Amended and Restated Credit Agreement dated as of September 29, 1995 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-K/A for the year ended June 30, 1995)

   10.6 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of May 2, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.

   27     Financial Data Schedule.


(b)  Reports on Form 8-K

On January 4, 1996, the company filed a Current Report on Form 8-K relating to a press release announcing the results of an internal investigation into financial reporting irregularities at one of its subsidiaries and discussing other corporate developments.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUNRISE MEDICAL INC.


Date: May 10, 1996                        /s/ Ted N. Tarbet
                                          -------------------------------------
                                              Ted N. Tarbet
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date: May 10, 1996                        /s/ John M. Radak
                                          -------------------------------------
                                              John M. Radak
                                          Vice President and Controller
                                          (Principal Accounting Officer)