Form 10-K405
period 1996-06-28
SUNRISE MEDICAL INC
filed 1996-09-26
CIK 720577

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 28, 1996
                                      OR

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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                                         NAME OF EACH EXCHANGE
   TITLE OF CLASS                                         ON WHICH REGISTERED
- -------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the
 Act:
Common Stock, par value $1.00.........................  New York Stock Exchange
Common Stock Purchase Rights..........................  New York Stock Exchange
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES [X] NO [_]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: $275,818,270 as of August 30, 1996.

  On August 30, 1996, the registrant had 18,857,649 outstanding shares of $1 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENTS                         FORM 10-K REFERENCES
                  ---------                         --------------------
Portions of the company's Definitive Proxy
 Statement for its Annual Meeting of
 Stockholders to be held on November 21, 1996....   Part III, Items 10-13 (Page 40)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              SUNRISE MEDICAL INC.

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 28, 1996

                                     INDEX

                                                                            PAGE
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................     2
 Item 2.  Properties.....................................................     9
 Item 3.  Legal Proceedings..............................................    10
 Item 4.  Submission of Matters to a Vote of Security Holders ...........    10
   --     Executive Officers of the Company..............................    11
                                      PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    13
 Item 6.  Selected Financial Data........................................    14
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    15
 Item 8.  Financial Statements and Supplementary Data....................    22
 Item 9.  Disagreements on Accounting and Financial Disclosure...........    22
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    40
 Item 11. Executive Compensation.........................................    40
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    40
 Item 13. Certain Relationships and Related Transactions.................    40
                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    41
 Signatures...............................................................   43

                                    PART I

ITEM 1. BUSINESS

  Sunrise Medical Inc. ("Sunrise" or the "company") designs, manufactures and markets medical products used in institutional and home care settings that address the recovery, rehabilitation and respiratory needs of the patient. Products include custom manual and electric wheelchairs, wheelchair seating systems, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and support surfaces for healthcare markets. The company manufactures its products in the United States, the United Kingdom, Germany, France and Spain and distributes them through company-owned operations in those countries as well as Canada, Norway, Sweden, Italy, Switzerland, Austria, Belgium, The Netherlands and Australia, and through distributors in more than 80 other countries.

  Sunrise Medical's corporate mission is to improve people's lives by creating innovative, high quality products. The company's products increase mobility and independence, speed rehabilitation and recovery, facilitate participation in recreational activities by the disabled and enhance patient care, comfort and respiratory capabilities. They are designed to meet the special needs of four groups of people: the elderly, the disabled, the recovering patient, and the respiratory sufferer.

  Sunrise was formed in 1983 to take advantage of changes affecting the healthcare industry in the United States, including a rapid growth in the elderly segment of the United States population and the introduction in 1983 of new government healthcare reimbursement policies. The new reimbursement policies replaced a cost-plus profit structure with set fixed payments for services rendered by hospitals to Medicare patients. This change in policy led to dramatic changes in the healthcare industry which included a decline in hospital admissions, shorter hospital stays, the emergence of alternate site treatment facilities and an increase in care at home and in nursing homes.

  The company's long-term strategic objective, which it calls its "strategic intent," is to become the global market leader in homecare and extended care products. Sunrise is already one of the largest firms in its industry internationally and is a leader in most of its U.S. product markets as measured by industry sales. The company has identified seven product lines within the homecare and extended care (institutional) markets which it considers its core businesses: wheelchairs (custom, standard and power) and related positioning systems; healthcare beds and furniture; patient support surfaces; bathing and lifting products; patient aids; respiratory devices; and accessibility products. In each of these markets, and with any other core businesses that may be added in the future, the company seeks to achieve global leadership over time through the pursuit of the following common strategies:

    1. PRODUCT LEADERSHIP THROUGH SPECIALIZATION--Maintain and extend product leadership in each core business by offering innovative, high quality products which address low, middle and higher price segments. Target customer bases through specialized salesforces and national account representatives, expanded distribution capabilities and convenient financing plans that together add up to superior customer service. Adapt product marketing and pricing strategies as necessary to correspond to trends in each major geographic market.

    2. SUPERIOR TECHNOLOGY--Through investment in research and development, apply the latest technologies to solve patient problems associated with post-surgical care, while steadily reducing costs to make products more affordable to the people who need them.

    3. PURSUIT OF EXCELLENCE--Aggressively develop a culture at Sunrise dedicated to the empowerment of Associates (employees) and continuous improvement in all areas, with particular emphasis on total quality management and world class manufacturing methodologies.

    4. GLOBAL EXPANSION--Extend domestic market leadership internationally by leveraging competitive advantages in product technology, financial capacity and management systems to capitalize on worldwide macro trends in market demographics, patient care and consolidation of manufacturing industries.

    5. STRATEGIC ACQUISITIONS--Enhance core businesses by acquiring proprietary technologies and product lines which yield immediate synergy or help enter fast growing market niches. Extend global reach by purchase of manufacturing or distribution operations in other countries.

DISCUSSION OF MARKET GROUPS
 Homecare Products

  The North American Homecare Products Group includes three core product lines designed to address the equipment needs of the elderly and the disabled in an outpatient setting. These product lines are: wheelchairs, including custom, power and standard wheelchairs, and seating and positioning systems; patient aids, which are standardized medical products designed to assist in walking, bathing, toileting, patient lifting and patient mobility; and respiratory products, including aerosol, oxygen and sleep therapy products. These products are sold through a single salesforce that calls on a network of home medical equipment ("HME") providers, rehabilitation technology suppliers, and drug wholesalers. International sales are also generated through distributors and dealers in several countries. Sales of the company's North American homecare products divisions accounted for 40% of total sales in 1996.

  The company believes its Quickie(R) line of custom ultralight manual wheelchairs is the U.S. and global market leader in this category, enjoying worldwide name recognition with both industry professionals and disabled end-users. Jay Medical is believed to be the world leader in specialty wheelchair cushions and modular positioning products. The company's Guardian(R) brand of ambulatory aids and crutches is believed to hold a leading position in the domestic home care and hospital markets. In respiratory products, DeVilbiss(TM) nebulizers and oxygen concentrators have strong market positions.

  Quickie Designs continued to experience significant growth in sales of power wheelchairs in 1996, while strengthening its position in worldwide sales of custom ultra light wheelchairs. The Quickie P200(R) is now the company's leading power wheelchair. Among the new power products introduced in 1996 were the Quickie P210(R) power recliner with ventilator tray, the Quickie P300(R) with suspension, the Quickie P320(R) with power tilt and recline, and a lower cost Zippie P500(R) pediatric chair. The Quickie Revolution(R), a high performance custom wheelchair designed to fold horizontally and store in small areas such as the overhead compartment of an airplane, continues to be well received.

  Jay Medical Ltd. ("Jay"), acquired by Sunrise in September 1994, manufactures and markets wheelchair cushions and positioning systems designed to fit all major brands of wheelchairs. The cushions and pads are filled with Jayflow(R), a patented fluid material designed and manufactured by Jay at its facility in Boulder, Colorado. Jay's products provide flexible, cost-effective solutions to the seating and postural problems of geriatric, pediatric and adult wheelchair users and are sold through a network of exclusive distributors, including Sunrise European distribution divisions, and through rehabilitation equipment providers within the United States. Its marketing channels and referral sources are the same as those used by Sunrise Medical's custom wheelchair business. Jay has introduced several innovative products in the past two years. The J2(TM) back support, designed to address the comfort and posture control issues of the wheelchair user, is now one of Jay's leading products. Other recent introductions are the modestly priced Jay Basic Cushion(TM) and the Jay Duo(TM), a contoured solid seat with an integrated cushion. During fiscal 1996 Jay received ISO 9001 certification.

  Guardian Products, a leader in the U.S. patient aids market, offers a line of consumer retail products under the CareMate(R) brand name, which is distributed through drug stores, home centers, department stores and specialty retailers. The professional line of Guardian(R) brand patient aid products is marketed through HME providers, who offer the service required for home medical care patients. Guardian has added to its research and development capabilities to enhance its introduction of new product designs. Guardian also received ISO 9001 certification during the past year.

  Sunrise entered the home respiratory segment of patient care early in its 1994 fiscal year with the acquisition of Homecare Holdings, Inc., the parent company of DeVilbiss Health Care, Inc. ("DeVilbiss"). DeVilbiss manufactures products in three categories: aerosols, oxygen and sleep therapy. Aerosols, made up primarily of compressor nebulizers, convert liquid medicine into airborne particles to treat breathing disorders such as asthma and cystic fibrosis. Oxygen concentrators enrich normal room air up to 93% purity for patients suffering from chronic obstructive lung diseases such as emphysema and bronchitis. DeVilbiss also offers a line of portable liquid oxygen systems and proprietary demand oxygen delivery devices for extending the range of its portable containers. Sleep products help sufferers of obstructive sleep apnea by supplying continuous positive airway pressure ("CPAP") while they are sleeping.

  DeVilbiss has manufacturing locations in both the U.S. and the U.K. and distribution operations in other European countries. Management believes DeVilbiss is the U.S. market leader in nebulizers and one of the world market leaders in concentrators. During 1996 DeVilbiss introduced the SolAiris(TM) family of oxygen concentrators, offering compact, light-weight three- and five-liter units for the homecare provider. Also introduced was Horizon(TM) AutoAdjust, the first "smart" CPAP device in the market.

  In recent years, concern over the rising cost of healthcare has sparked a marked shift toward lower priced products and services in the home medical equipment industry. This shift has resulted in the substitution of simpler and more generic products, as well as price concessions to payers from healthcare providers, who are the company's primary customers. As healthcare moves from a largely fee-for-service pattern to prepaid payment systems, this trend is expected to intensify. High-volume, full-line providers will have a competitive advantage over those servicing only niche markets. These trends are causing healthcare providers to merge at an unprecedented pace; manufacturers and distributors are following a similar consolidation course. In this market environment, management believes that future sales growth will be driven predominantly by unit volume growth, product innovation, contract sales to increasingly larger customers and buying groups, and by international expansion.

  In response to these market trends, the company has established a corporate marketing and national account sales function, focused on the domestic home medical equipment industry. Special attention is being directed to larger regional and national accounts, including the development of incentive programs that benefit customers who purchase from multiple Sunrise divisions.

 Institutional Products
  The Institutional Products Group manufactures products that foster ease of care for recovering patients in institutional settings such as nursing homes and hospitals. Product lines include healthcare beds and nursing home furniture, support surface products such as air therapy systems and foam mattress overlays, patient lifters and specialized bathing systems designed for immobilized patients. Domestic salesforces call directly on healthcare institutions and medical-surgical distributors. Foreign sales of institutional products are made through the company's international distribution network. Sales of the company's North American institutional products divisions represented 15% of total company sales in 1996.

  The Joerns(R) line of healthcare beds and nursing home furniture is believed to be the domestic leader in sales to the nursing home market. The nursing home furniture market has averaged 5% annual growth over the past few years but is cyclical in nature. In 1996 nursing home construction increased slightly, while Joerns grew faster than the overall market. A new collection of high-quality wood furniture designed especially for the healthcare industry was introduced in April 1996. Joerns also introduced two new electric beds into the nursing home market. These beds offer full electric capabilities at prices significantly below the traditional three-motor, full electric bed. Sales of the SunTec Systems(R) brand of homecare beds continued to grow in 1996, although faced with increased pricing pressure in the marketplace. These beds are distributed by the company's new logistics division, SunMed Service.

  The company's institutional support surface business is conducted by its Bio Clinic division. Bio Clinic develops, manufactures and markets cost-effective solutions for the prevention and treatment of pressure sores-- dermal wounds which can afflict immobilized patients. The division offers a broad line of products, including low air loss, portable air systems; specialty mattresses; foam overlays; and foam operating room positioners. The Eggcrate(R) line is widely recognized as the U.S. healthcare market leader in disposable foam pressure reduction mattress overlays. Bio Clinic has important relationships with major national distributors such as Baxter, General Medical and Owens & Minor, who supply Bio Clinic(R) products to their hospital and nursing home customers. Bio Clinic reaches the HME market through the Sunrise homecare salesforce and the SunMed Service organization (see "Distribution").

  In 1993 Bio Clinic established a nationwide service network to rent and service air therapy systems and related products to institutional markets. Over the 1993-1995 period the average daily rental prices for air therapy products dropped steadily, significantly reducing the profit contribution from renting these products. The air therapy rental business was sold on January 31, 1996. Bio Clinic continues to sell air therapy products to companies that rent them on a daily basis to homecare patients and healthcare institutions.

  In June 1996 the company announced that it is merging Bio Clinic into Joerns to form a single institutional products organization. This combined business will integrate the domestic manufacturing and marketing of all Sunrise products aimed at nursing homes and hospitals, including Joerns(R) beds and furniture, Bio Clinic(R) support surfaces, Hoyer(R) patient lifters, and imported Parker Bath(TM) bathing systems.

 Consumer Products

  Comfort Clinic, established as a separate operating division in July 1995, manufactures and markets therapeutic sleep products, principally foam mattress overlays and therapeutic pillows, to health conscious consumers. These products are sold through various retail distribution channels, including mass merchants (such as Wal-Mart, K-Mart and J.C. Penney), department stores and specialty stores throughout the U.S., Canada and Europe. Comfort Clinic's mattress pads are made of polyurethane foam and vary in size, foam density, pattern and thickness. Pillow types include foam, fiber and foam/fiber combinations. With sales of $44 million in 1996, these consumer products represented 7% of total company sales.

  In August 1996, following a strategic review of its businesses, the company decided to sell the Comfort Clinic division in order to concentrate on its core healthcare products business. On August 29, 1996, the company entered into an agreement for the sale of the assets of Comfort Clinic for cash of $14 million, with adjustment for changes in net book value at closing. The transaction is subject to several contingencies and is expected to be completed in October 1996.

 European Operations

  The company conducts manufacturing operations in four European countries (United Kingdom, Germany, Spain and France) and owns a network of distribution companies throughout Europe. Sales in Europe have grown significantly in each of the last three years, reflecting expansion of the company's core businesses as well as a number of acquisitions. European operations now account for 38% of the company's net sales.

  Sunrise Medical Ltd., the largest producer of rehabilitation equipment in the United Kingdom, manufactures and markets four major product lines: custom manual wheelchairs, power wheelchairs, electric scooters, and home stairlifts. Its growth has been fueled by increasing exports and by product innovation. A recipient of the Queen's Award for Export in 1994, Sunrise Medical Ltd. currently exports to more than 40 countries. A synergistic relationship with Quickie Designs has contributed to this stream of new products. Among the products introduced in 1996 were the ComforTec(TM), an all-day geriatric wheelchair, the Sterling Classic Scoota(TM), the Minivator 2000(TM) stairlift, and the Quickie Triumph(TM) rigid wheelchair.

  Sopur, the company's German manufacturer of custom lightweight wheelchairs, offers a broad range of wheelchairs covering virtually all price ranges, including standard lightweight, adult manual, power, pediatric and performance wheelchairs. In 1996 Sopur added the Match(TM) sports wheelchair and the Powertec F60(TM), an indoor/outdoor power chair also introduced in a U.K. version. An updated Youngster(TM) wheelchair model was launched, and the full line of Jay(R) seating products was added to Sopur's product offerings. Sopur also expanded into the Austrian market.

  Talleres Uribarri, the company's Spanish manufacturer of standard wheelchairs and patient aids, provides Sunrise with a low-cost European manufacturing base for standard wheelchairs. These products are exported to other European countries through other Sunrise European divisions as well as through independent distributors. Uribarri has also used its Spanish sales coverage and dealer network to increase market penetration for products of other Sunrise divisions. These steps have allowed Uribarri to continue its strong sales growth, maintaining its leadership position in the Spanish rehabilitation market.

  In April 1995 Sunrise Medical acquired a group of related French companies, collectively referred to as the Corona Group ("Corona"). Founded in 1954, Corona operates two modern manufacturing facilities in Tours, France. Corona is a market leader in France in home care beds and the second largest manufacturer of hospital beds and nursing home beds and furniture. Corona markets its products to French nursing homes and hospitals through its own direct salesforce and reaches the homecare market through a network of HME dealers. In response to budget cutbacks in the French public sector that adversely affected the institutional market, Corona introduced new lower cost hospital and nursing home beds. Corona has also redesigned its homecare beds to meet all current and pending European standards; these products are now being offered throughout Europe by Sunrise Medical's European distribution network.

  In July 1995 the company enhanced its position in the patient aids market with the acquisition of Coopers Healthcare Plc ("Coopers"), a leading U.K. manufacturer of patient aids and ambulatory aids. Founded in 1850, Coopers is well-positioned for supplying patient aids to all of Sunrise Medical's European affiliates.

  In October 1995 the company acquired Parker Bath Group, a U.K. manufacturer and distributor of specialized bathing and lifting systems for patient transfers. This new subsidiary's Parker Bath Ltd. division manufactures specialized bathing systems for nursing homes and hospitals, while a second division, Oxford Hoist Company, designs, manufactures and sells patient lifting systems for both institutional and home care use. Parker Bath Group's operations in the United States and France, which have been combined with the company's larger Joerns and Corona divisions, respectively, distribute their products directly to healthcare institutions in those countries. The company believes that, with the addition of Parker Bath Group, it is now the second largest manufacturer of bathing and lifting systems worldwide.

DISTRIBUTION

  In 1995 the company established a new logistics division, SunMed Service ("SMS"), to consolidate the customer service, order entry, distribution and credit functions for standard products sold to the United States HME market by all domestic Sunrise divisions. SMS became operational in February 1996 with headquarters in the Los Angeles area. Order processing centers are maintained in California and Pennsylvania, and eight regional distribution centers are located throughout the United States. Large national accounts and independent homecare providers are now able to purchase standard products across all Sunrise divisions by placing a single order with SMS; products are shipped the next day from one of the regional distribution centers. However, customized products, such as most Quickie(R) wheelchairs and many Jay(R) cushion products, continue to be ordered directly and shipped from those factories.

SEGMENT INFORMATION

  The company operates predominantly in the home medical equipment industry segment. Financial information concerning the company's two geographic segments, North America and Europe, is included under "Geographic Segment Information" in Notes to Consolidated Financial Statements.

COMPETITION

  The company encounters significant competition domestically from a number of well-established manufacturers in each of its product lines, and from foreign sources for some products. The company competes primarily on the basis of its product features and performance, the range of products offered, the quality of its customer service and delivery, competitive prices, the technical expertise of its salesforces, and the strength of its distribution operations and independent dealer network. In Europe, competition varies from market to market. In certain countries and product markets, including the United States, the company may face competition from other manufacturers that have larger market shares or other competitive advantages.

MANUFACTURING

  The company's manufacturing processes include fabrication, assembly, testing and quality assurance. Certain components used in the company's products, such as small motors and electronic controls, are manufactured by third parties. Although the company purchases most of its raw materials, components and supplies from a number of different vendors, it does procure a few components and materials on a single-source basis. If one of these single-source vendors failed to deliver components as planned, the company would be unable to ship certain of its products.

  During the past few years, prices paid by the company for certain raw materials, such as aluminum, foam and wood, have fluctuated. When prices have increased, the company has not always passed along the full effect of such increases to its customers, preferring instead to maintain or enhance, if possible, its market position.

  The company has utilized a variety of operational tools such as "just-in-time" manufacturing, total quality management, target costing and its Associate suggestion system to reduce product costs, increase quality, shorten delivery cycles and improve asset turnover. These complementary techniques are all part of the company's Pursuit of Excellence program.

RESEARCH AND PRODUCT DEVELOPMENT

  The company conducts research and development at each of its manufacturing divisions. For the year ended June 28, 1996, the company spent $15.5 million on research and development compared to $13.9 million in the prior year, a 12% increase. Each operating unit establishes annual objectives for introducing new products, and the company tracks progress against those objectives on a regular basis. As a result of its effort to introduce innovative new products across its product lines, the company has steadily increased research and development expenditures at a rate consistent with its overall sales growth.

PATENTS

  The company currently holds patents associated with certain existing products and has filed applications for additional patents covering certain of its newer products. Although patents sometimes can provide a meaningful competitive advantage in a particular product market, overall, management does not consider the ownership of patents essential to its operations as a whole. The company relies on product quality and features, strong marketing and distribution networks, and continuing new product introductions, in addition to its patents, to protect and improve its market positions.

WARRANTY

  The company's products are sold with limited warranties for periods of up to five years. Customers may also purchase extended warranties on certain products. Some components of the company's wheelchair products have a lifetime warranty.

GOVERNMENT REGULATION

  The healthcare industry is affected by extensive government regulation and funding at the federal and state levels.

  Medicare and Medicaid. Medicare is a federally funded health insurance program administered by private insurance companies providing health insurance coverage for persons 65 or older and certain disabled persons. Medicaid is a federally and state-funded health insurance program administered by state governments that provides reimbursement for healthcare related expenses for certain financially and medically needy persons regardless of age. These programs provide reimbursement for rentals and sales of medical equipment and related supplies. Medicare generally pays 80% of the allowable rate of reimbursement for home medical equipment items, while Medicaid generally pays 100%.

  The company estimates that approximately 20% of its 1996 sales were ultimately dependent for payment upon these U.S. government programs. The company is not a provider under Medicare or Medicaid, but its products are sold to HME providers, nursing homes and hospitals which are providers under these programs and do depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare/Medicaid regulations can adversely impact the company's revenues and collections indirectly by reducing the reimbursement rate received by HME providers and thus make it less profitable for them to sell or rent products to the end-user. This, in turn, can put downward pressure on prices charged for the company's products sold through this channel. Medicare cutbacks are expected to continue to create pricing pressures in the future. Management believes that intensified healthcare cost containment efforts through managed care also favor lower cost alternatives such as home healthcare and nursing home care, as has been the case historically. The company has made special efforts in recent years to allocate more of its new product engineering dollars to lower cost, more generic products favored by managed care and Medicare/Medicaid programs.

  FDA Regulation. Medical equipment manufactured by the company is subject to regulation by the U.S. Food and Drug Administration ("FDA"). All medical devices must be the subject of device listings filed with the FDA, and medical device manufacturers must be registered. Certain products require clearance by the FDA prior to marketing and distribution in the United States. Delays in receiving such approval can adversely affect the company's ability to introduce new products on a timely basis and impact the company's results of operations and financial condition. During the last two years, such delays have slowed new product introductions and, in a number of cases, have led to their initial marketing overseas in advance of the United States.

  In January 1996 Quickie Designs received a Warning Letter from the FDA alleging deficiencies in complying with the record keeping, administrative and procedural requirements of the federal Food, Drug and Cosmetic Act. While a Warning Letter has no legal effect, it can serve as prior notice for, and a precursor to, legal action by the government against a company, its employees or products. It can also lead to delays in the clearance by the FDA of the introduction of new products, or, in certain cases, result in product seizures, recalls and even plant shut-downs. Quickie Designs has responded to the FDA and is taking corrective actions to address the issues raised in the Warning Letter. Management believes that the response and corrective actions by Quickie Designs should satisfy the agency's concerns, but no assurances can be given that such will be the case.

EMPLOYEES (ASSOCIATES)

  The company employed 4,417 full-time Associates worldwide as of June 28, 1996. Approximately 470 Associates in the United States are covered under two collective bargaining agreements which expire on May 23, 1997 and June 29, 1998, respectively. In Europe, 149 Associates in the United Kingdom and 133 in Germany are covered by informal union arrangements. The company has not experienced a strike, work stoppage or labor disturbance during its thirteen-year history. The company believes that its labor relations are generally good.

BACKLOG

  The company's backlog of firm orders at June 28, 1996 was approximately $44 million, compared to $35 million at June 30, 1995. Approximately $20 million in each year represented orders for patient room beds and furnishings, the one portion of the company's business for which backlog is believed to be a meaningful predictive factor because of the longer order lead times in this industry. All of these orders are expected to be filled in the first half of fiscal 1997. Generally, the company manufactures the balance of its products to its forecast of near-term demand, shipping immediately from stock, or else produces customized products based on actual orders received and ships within a short period thereafter. As a result, the company does not have a substantial backlog for these products. Therefore, management does not believe that its overall backlog at any particular time is a very meaningful indicator of future sales levels.

WORKING CAPITAL REQUIREMENTS

  The company does not maintain inventory of its products for a significant period of time (see "Backlog"). Most of the company's products are manufactured in connection with specific orders which are shipped in less than 30 days, and in many cases less than 72 hours, from receipt of the order. Patient room bed and furnishing products also are manufactured in connection with specific orders, but may take from one to three months until products are ready to ship. The company maintains a larger stock of those component parts which require longer lead times to obtain from suppliers to minimize the risk of extending time periods to fulfill product orders. Most of the company's sales are made on standard terms requiring payment by the customer within 30 days of delivery. Some sales are made on extended terms on a selective basis. The company occasionally accepts products for replacement upon customer request. However, returns for credit or refund have not been a material aspect of the company's business.

FOREIGN OPERATIONS

  The company has foreign subsidiaries with manufacturing operations in the United Kingdom, France, Germany and Spain. A total of twelve additional subsidiaries, located in Germany (2), the United Kingdom, Canada, France (2), Norway, Sweden, Italy, Switzerland, Australia and The Netherlands, are involved in distribution activities. All of the company's facilities are located in industrially developed areas where qualified labor and material supply have been readily available at economic rates. See "International Operations" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information about foreign operations and foreign currency risk management.

ITEM 2. PROPERTIES

  The company's worldwide corporate headquarters office is located in Carlsbad, California, and comprises approximately 20,600 square feet of leased space that Sunrise occupies under a lease expiring in 2004. The company conducts its U.S. operations from 14 leased facilities (totaling approximately 1,050,000 square feet) under leases with expiration dates ranging from 1996 through 2008, together with three company-owned facilities totaling approximately 390,000 square feet.

  For its international operations, Sunrise leases 35 facilities in Europe, Canada and Australia (totaling approximately 290,000 square feet) under leases with expiration dates extending through 2017, together with 8 company-owned facilities in Europe with approximately 450,000 square feet.

  The company's facilities are used primarily for manufacturing, distribution and administration. Sunrise has options to renew a number of its leases as well as purchase options on certain leased facilities. Management believes that its facilities are adequate for the company's current needs.

ITEM 3. LEGAL PROCEEDINGS

  On October 26, 1995 the company announced an internal investigation into its financial controls and financial statements for previously reported periods to determine the nature and extent of accounting practices at its Bio Clinic Corporation subsidiary that were inconsistent with generally accepted accounting principles. Following this investigation, the company restated its financial results for fiscal 1995 and 1994. During November and December 1995, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits were consolidated in the U.S. District Court for the Southern District of California. In June 1996 the company reached an agreement in principle to settle the actions for $20 million. The company's share of the settlement was approximately $7 million, with the balance paid by the company's insurance carriers. The agreement also includes settlement of a stockholder derivative action filed in San Diego Superior Court. The settlements are subject to final court approval. Still pending are two derivative actions in Delaware state courts against many of the same defendants. The company believes that these suits will be dismissed once the settlements described above become final.

  The Securities and Exchange Commission ("SEC") has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation.

  In August 1995 a lawsuit was filed in the Colorado District Court of Boulder County, Colorado entitled Alden Laboratories, Inc. v. Eric C. Jay, Pressure Relief Technologies, Inc., d/b/a Jay Fluid Mattress, Sunrise Medical Inc., Quickie Designs Inc. and Jay Medical, Ltd. The plaintiff alleges that the activities of the defendants during and prior to the acquisition by the company of the seating business of Pressure Relief Technologies, Inc. (formerly Jay Medical, Ltd.), constituted a breach of contract, and other wrongful conduct by the defendants. The plaintiff seeks damages in an unspecified amount, injunctive relief and attorneys' fees and costs. In February 1996 the Boulder District Court granted a motion of Sunrise and its co-defendants and entered an order compelling arbitration in this matter. In September 1996 the parties reached an agreement in principle to settle the dispute. A final settlement is subject to completion of documentation to the mutual satisfaction of the parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Stockholders on April 30, 1996. The following eight directors were elected for a one-year term. The manner in which the shares represented at the meeting were voted in the election of each director is set forth below.

                                                       VOTED  WITHHELD/  BROKER
                                           VOTED FOR  AGAINST ABSTAINED NON-VOTE
                                           ---------- ------- --------- --------
   Lee A. Ault III........................ 14,349,273     0     148,167     0
   Richard H. Chandler.................... 14,244,670     0     252,770     0
   Lloyd E. Cotsen........................ 12,515,486     0   1,981,954     0
   Babette Heimbuch....................... 14,348,207     0     149,233     0
   Murray H. Hutchison.................... 14,349,573     0     147,867     0
   William L. Pierpoint................... 14,349,803     0     147,637     0
   Joseph Stemler......................... 14,348,573     0     148,867     0
   John R. Woodhull....................... 14,349,634     0     147,806     0

                       EXECUTIVE OFFICERS OF THE COMPANY

  Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered Item in Part I of this Report.

  The following is a list of names and ages of the executive officers (within the meaning of Item 401 of Regulation S-K) of the company, indicating all positions and offices with the company held by each such person and each such person's principal occupation or employment during the past five years. Executive officers serve at the discretion of the Board of Directors. No person other than those listed below has been chosen to become an executive officer of the company.

        NAME             AGE                           POSITION
        ----             ---                           --------
Richard H. Chandler       53 Chairman of the board, chief executive officer and president
Roberta C. Baade, Ph.D.   52 Vice president of human resources
C. Leslie de Ruiter       37 President--Sunrise Medical B.V.
Raymond W. Dyer           50 President--DeVilbiss Health Care Inc.
John R. Frymark           41 President--Guardian Products Inc.
Steven A. Jaye            40 Vice president, general counsel and secretary
Richard H. Kollisch       48 President--Sopur Medizintechnik GmbH
Roger Lewis               47 President and Managing Director--Corona-S.E.P.A.C. S.A.
Dennis J. McCarthy        55 President--Joerns Healthcare Inc.
Thomas H. O'Donnell       53 Senior vice president--North America
Barrie Payne              59 Senior vice president--Europe
John M. Radak             35 Vice president and controller
Sam Sinasohn              35 Vice president of taxes
Ted N. Tarbet             43 Senior vice president and chief financial officer

  Richard H. Chandler has served as chairman of the Board of Directors and chief executive officer of the company since its inception in January 1983 through the present. In January 1996 he also became president, a position he previously held from January 1983 until July 1993. From 1982 to 1983, he was president of Richard H. Chandler Company, a management consulting firm, during which period he planned the formation of the company. From 1979 to 1982, he was president and chief executive officer of Abbey Medical, Inc. Mr. Chandler participated in the leveraged buy-out of Abbey Medical from Sara Lee Corporation in June 1979 and arranged for its sale to American Hospital Supply Corporation in April 1981. From 1974 to 1979 he held senior management positions with Sara Lee Corporation, ending as a group vice president and including two years when he was president of its Abbey Rents/Abbey Medical division.

  Roberta C. Baade, Ph.D., was elected vice president of human resources in June 1994. Previously, Dr. Baade was vice president of human resources for the Space Systems Division of General Dynamics Corporation since 1991. From 1983 to 1991, she held a variety of positions with General Dynamics Corporation, including corporate director of human resource development. Dr. Baade holds a Ph.D. in organizational communication.

  C. Leslie de Ruiter has served as president of Sunrise Medical B.V. (a Sunrise subsidiary) since October 1992. Previously, Mr. de Ruiter held the positions of business unit manager and marketing manager for the OPG Group, a Dutch healthcare company that manufactures, imports and sells pharmaceuticals and medical supplies, from 1989 through 1992. Prior to that, Mr. de Ruiter held a variety of sales and marketing positions at Eli Lilly International Benelux, a pharmaceutical company.

  Raymond W. Dyer was elected president of DeVilbiss Health Care Inc. (a Sunrise subsidiary) in June 1994. From 1992 to 1994, Mr. Dyer was president of Renal Products Group of National Medical Care, Inc. a division of W.R. Grace & Company that manufactures kidney dialysis equipment and supplies. Prior to joining W.R. Grace, he held a variety of positions with Cobe Laboratories, a manufacturer of blood oxygenators and dialysis equipment and supplies, including corporate vice president for Europe, Africa and Middle East operations and division president.

  John R. Frymark was elected president of Guardian Products Inc. (a Sunrise subsidiary) in June 1994. Previously, Mr. Frymark served as vice president of sales and vice president of marketing at Guardian from January 1989 until June 1994 and from July 1986 until January 1989, respectively. Prior to joining Guardian, he was the director of marketing for the Pharmaseal Division of Baxter Healthcare Corp, a manufacturer of disposable medical devices.

  Steven A. Jaye was elected vice president, general counsel and secretary of the company in August 1995. From 1991 through 1995, Mr. Jaye served as the vice president--legal affairs for Magma Power Company, a publicly traded international power producer. From 1984 through 1991 he served as a business attorney with the law firm of Latham & Watkins. Prior to receiving his legal degree, Mr. Jaye served as a design, production and quality assurance engineer for Spectrolab, Inc.

  Richard H. Kollisch was elected president of Sopur Medizintechnik GmbH (a Sunrise subsidiary) in June 1992. Previously, Mr. Kollisch was vice president and general manager during 1990 and 1991 for a division of The Stanley Works, a hand tool manufacturer. From 1979 to 1990 he served as president and chief executive of an American subsidiary of J.F. Behrens AG, a German manufacturer of pneumatic tools and industrial fasteners.

  Roger Lewis has served as president of Corona-S.E.P.A.C. S.A. (a Sunrise subsidiary) since April 1995. Previously, he held the position of export director of Sunrise Medical Ltd. from October 1990 and served as general manager of Sunrise Medical S.A.R.L. from March 1992 to September 1993. From 1985 to 1990 Mr. Lewis was European sales director for Citizen Europe Ltd., a Japanese computer peripheral manufacturer, and from 1978 to 1985 he held a number of sales and marketing positions with Tube Investments PLC.

  Dennis J. McCarthy was elected president of Joerns Healthcare Inc. (a Sunrise subsidiary) in September 1990. From 1986 to 1989, Mr. McCarthy was president of the Document Management Products Company (DMPC), a subsidiary of Bell & Howell Company that manufactures and markets office products and systems, where he also served as a corporate vice president. From 1981 to 1986, he was president of the Computer Output Microfilm Division of Bell & Howell.

  Thomas H. O'Donnell was appointed senior vice president--North America in January 1996. Previously, he served as executive vice president--operations of the company from January 1987 until August 1988, when he was elected president of Quickie Designs Inc. (a Sunrise subsidiary). In 1986 Mr. O'Donnell was president and chief operating officer of General Computer Company, a manufacturer and distributor of personal computer peripherals. From 1984 to 1985, he was chief executive officer of Connecting Point of America, Inc., a chain of computer retail stores. From 1967 to 1984, he was with IBM Corporation in a variety of management positions, most recently as vice president--product management for the Entry Systems Division.

  Barrie Payne was named senior vice president--Europe in January 1996, after serving as managing director of Sunrise Medical Ltd. (a Sunrise subsidiary) since June 1983. Previously, Mr. Payne was president of A-BEC Mobility Inc., a distributor of electric wheelchairs and other power mobility products that was founded by him in 1972 and was purchased by Sunrise Medical in 1983.

  John M. Radak was elected vice president and controller in January 1995. Previously, Mr. Radak was vice president, finance for the respiratory care subsidiary of Bird Medical Technologies Inc., a medical device manufacturer. Prior to joining Bird, he held various financial management positions with Calcomp Inc., a Lockheed/Martin subsidiary that manufactures printers and plotters for computer graphics applications. Mr. Radak is a certified public accountant.

  Sam Sinasohn was elected vice president of taxes in March 1994. Previously, Mr. Sinasohn served as director of taxes and assistant secretary from September 1988 to March 1994 and as tax manager from July 1985 to September 1988. From 1982 to 1985, Mr. Sinasohn was a tax specialist for KPMG Peat Marwick LLP. Mr. Sinasohn is a certified public accountant.

  Ted N. Tarbet was elected senior vice president and chief financial officer in August 1993. Mr. Tarbet joined Sunrise in 1986 as corporate controller. In 1988 he was made a vice president of the company and in 1989 he was elected to the position of vice president, chief financial officer and secretary. From 1981 to 1986, Mr. Tarbet served as controller and then as vice president and chief financial officer of Anadex Inc., a manufacturer of personal computer products. Mr. Tarbet is a certified public accountant.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The company's common stock, $1 par value, trades on the New York Stock Exchange under the symbol "SMD." The highest and lowest daily closing price for each quarterly period during the last two fiscal years was as follows:

                                                      FISCAL YEAR   FISCAL YEAR
                                                         1996          1995
                                                     ------------- -------------
                                                      HIGH   LOW    HIGH   LOW
                                                     ------ ------ ------ ------
   First Quarter.................................... 29     25 1/8 26 1/2 20
   Second Quarter................................... 26 7/8 15 1/8 29 1/4 24
   Third Quarter.................................... 19 1/4 13 3/4 36 3/4 26 3/4
   Fourth Quarter................................... 20 3/4 13 7/8 36 3/8 27 3/8
   Year............................................. 29     13 3/4 36 3/4 20

  The number of holders of record of Sunrise common stock as of August 30, 1996 was 666. The company estimates it has approximately 10,600 beneficial holders of its common stock. The closing price of the common stock on August 30, 1996 was 16 3/8.

  The company has not paid cash dividends to holders of its common stock and has no plans to do so in the foreseeable future. The company presently intends to retain all earnings to fund its operations and future growth.

ITEM 6. SELECTED FINANCIAL DATA

                                                  YEARS ENDED
                                  ---------------------------------------------
                                  JUNE 28,  JUNE 30, JULY 1,  JULY 2,  JULY 3,
                                    1996      1995     1994     1993   1992(1)
                                  --------  -------- -------- -------- --------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED RESULTS OF
 OPERATIONS DATA:
  Net sales...................... $667,130  $601,927 $466,942 $319,196 $243,920
  Gross profit...................  220,625   205,651  166,947  115,317   86,218
  Marketing, selling and
   administrative expenses.......  159,109   134,511  102,766   67,269   51,796
  Research and development
   expenses......................   15,544    13,937   11,029    7,388    5,846
  Corporate expenses.............    9,998     7,360    5,444    4,439    3,701
  Amortization of intangibles....    8,686     6,823    5,435    2,374    1,772
  Unusual items..................   65,152       --       --       --       --
  Corporate operating income
   (loss)........................  (37,864)   43,020   42,263   33,847   23,103
  Interest expense...............   16,687    10,358    6,078    4,252    2,908
  Income (loss) before taxes.....  (52,460)   33,863   36,168   29,696   20,244
  Net income (loss).............. $(40,867) $ 19,471 $ 21,809 $ 18,090 $ 12,027
                                  ========  ======== ======== ======== ========
  Net income (loss) per share(2). $  (2.17) $   1.03 $   1.19 $   1.21 $    .94
                                  ========  ======== ======== ======== ========
  Weighted average shares
   outstanding(2)................   18,810    18,819   18,317   14,950   12,786
                                  ========  ======== ======== ======== ========
CONSOLIDATED BALANCE SHEET DATA:
  Working capital................ $104,991  $119,594 $101,479 $ 92,049 $ 32,137
  Total assets...................  620,416   604,743  471,667  284,031  201,810
  Long-term debt(3)..............  207,446   182,029  118,697   32,475   56,039
  Stockholders' equity(4)........ $260,554  $299,493 $259.539 $194,723 $ 92,256
                                  ========  ======== ======== ======== ========

- --------
(1) Fiscal year 1992 contained 53 weeks.
(2) Net income (loss) per share and weighted average number of shares outstanding for fully diluted computations are not materially different from primary computations.
(3) Excludes current installments of long-term debt.
(4) The company did not declare cash dividends for the fiscal years 1992 through 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Sunrise achieved record net sales in its fiscal year ended June 28, 1996. However, two developments had a significant adverse impact on the company's operations. First, a deteriorating profit trend at the company's
Bio Clinic/Comfort Clinic divisions was hidden until October 1995 by accounting irregularities at those divisions. Second, market conditions within the U. S. homecare industry were characterized by severe pricing pressure which worsened the company's competitive position in more generic products, in particular certain respiratory and patient aids products. Definitive programs to address these matters were developed throughout the company, including a reorganization of the company's domestic salesforces, exit of certain businesses, and initial steps to consolidate several operations in both the U.S. and Europe.

  The company recorded pre-tax charges from unusual items of $65.2 million in 1996. These charges included the costs of an internal investigation at the Bio Clinic/Comfort Clinic divisions and subsequent restatement of fiscal 1995 and 1994 financial statements, the settlement of related stockholder litigation, the write-down of assets at Bio Clinic and Comfort Clinic to reflect revised estimates of realizable values, and costs related to the company's reorganization and cost reduction program. These charges for unusual items contributed to a loss from operations of $37.9 million.

  The company incurred higher interest expense in 1996 because of increased acquisition-related debt and higher interest rates in part caused by less favorable terms on its renegotiated credit facility. Goodwill amortization increased following a number of recent acquisitions. As a result, the company incurred a loss before taxes in 1996 of $52.5 million. The net loss was $40.9 million, or $2.17 per share. Excluding the unusual items, net income in 1996 was $5.7 million or $.30 per share.

 Net Sales Analysis

  Sales increased 11% to $667 million in 1996, while 1995 sales of $602 million were 29% higher than sales of $467 million recorded in 1994. Excluding the effect of Bio Clinic's air therapy rental business sold in January 1996 and the Comfort Clinic division to be sold in fiscal 1997, the company's sales growth in 1996 was 18%. This sales performance was marked by strong global sales of custom wheelchairs and increased market penetration in Europe across all Sunrise product lines.

  The acquisition of three European-based businesses between April and October 1995 added 11% to the company's net sales in 1996, while acquisitions accounted for 8 percentage points of the increase in net sales in 1995. Sunrise used acquisitions during these periods to enhance existing businesses and to pursue international expansion. Although the magnitude of the impact will vary from year to year, the company expects acquisitions, which are a key component of its growth strategy, to contribute to its future sales growth.

  International sales grew 41% in 1996 to $281 million, following growth of 49% in 1995. International customers accounted for 42% of total sales in 1996 compared to 33% in 1995 and 29% in 1994. Fluctuations of international currency rates increased overall sales by less than 1% in 1996 and by 3% in 1995, while reducing sales by 2% in 1994. The effect of currency fluctuations on reported results is expected to increase as Sunrise continues to expand its foreign operations.

                  ANALYSIS OF PRODUCT LINE SALES CONTRIBUTION

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                        ($ IN MILLIONS)
   Homecare Products.............................. $265  40% $258  43% $206  44%
   Institutional Products.........................  103  15%  112  19%  100  22%
   Consumer Products..............................   44   7%   67  11%   52  11%
   European Operations............................  255  38%  165  27%  109  23%
                                                   ---- ---  ---- ---  ---- ---
     Total........................................ $667 100% $602 100% $467 100%
                                                   ==== ===  ==== ===  ==== ===

  Concern over the rising cost of healthcare has sparked a marked shift toward lower priced products and services in the medical community. This shift has resulted in the substitution of simpler and more generic products, as well as price concessions to payers from healthcare providers, who are the company's primary customers. As healthcare moves from a largely fee-for-service pattern to prepaid payment systems, this trend is expected to intensify. High-volume, full-line providers will have a competitive advantage over those servicing only niche markets. These trends are causing healthcare providers to merge at an unprecedented pace; manufacturers and distributors are following a similar consolidation course. In this market environment, management believes that future sales growth will be driven predominantly by unit volume growth, product innovation, contract sales to increasingly larger customers and buying groups, and by international expansion.

  North American sales of homecare products reached record levels in each of the last three years, growing 2% to $265 million in 1996, after an increase of 25% to $258 million in 1995 compared to sales of $206 million in 1994. The custom wheelchair business led this group's results during this period, reflecting the introduction of innovative products, such as new power wheelchair models, and the acquisition of Jay Medical in September 1994. Jay's seating systems for wheelchairs extended the company's product offerings, both in the U.S. and abroad. In contrast, domestic sales for respiratory products were weak in 1996, due primarily to uncertainty regarding the Medicare reimbursement rates for oxygen equipment and pricing pressures on certain commodity products under the influence of managed care and Medicare/Medicaid reimbursement policies. North American sales of patient aids declined slightly in 1996, after modest growth in 1995, the result of pricing and competitive pressures.

  Institutional products sales in North America declined 7% in 1996 to $103 million. This followed growth of 12% in 1995 to $112 million compared to $100 million in 1994, when both healthcare beds and support surfaces contributed to the increase. In 1996, the sales decline was the net result of two widely divergent market patterns. Joerns' institutional sales saw solid growth as nursing home construction rebounded in 1996. In contrast, the company's institutional support surface business encountered severe competition and declining prices. Also contributing to the sales decline was the sale of the company's air therapy rental business in January 1996 following an extended period of declining rental rates.

  Reflecting the company's commitment to international expansion, sales in Europe grew by 55% in 1996 to $255 million following an increase of 51% in 1995 to $165 million compared to sales of $109 million in 1994. Wheelchair sales reflected strong growth in European core businesses and the acquisition of two distribution companies during the second half of 1995, one in Italy and one in Switzerland. Respiratory products sales in Europe continued their solid sales growth in 1996. Sales of patient aids were boosted in 1996 with the acquisition in July 1995 of Coopers Healthcare, a U.K.-based company, thereby enhancing the company's worldwide position in the patient aid market. European sales of healthcare beds and furnishings also grew substantially in 1996, largely attributable to the additional sales of Corona, a French healthcare bed manufacturer acquired in April 1995, and Parker Bath Group, a U.K. manufacturer of bathing systems and patient lifters, acquired in October 1995.

 Expense and Profit Analysis

  Gross margin (gross profit as a percentage of net sales) declined by 1.1% in 1996 due primarily to a significant decline in the profitability of the company's support surfaces business. This decline in support surfaces resulted from several factors, including a continuing shift away from the use of disposable foam overlays in hospitals, compressed margins in the retail market for mattress pads and pillows, and a decline in average daily rental rates in the air therapy rental business (leading to the sale of this business in January 1996). For the company's other product lines, the gross margin was 36.2% in 1996, as competitive pricing conditions and cost increases in certain raw materials were largely offset by selective price increases, changes in product mix and improvements in factory productivity. In 1995 gross margin declined by 1.6%, as lower margins on support surfaces products were again only partially offset by productivity improvements throughout the rest of the company.

  Marketing, selling and administrative expenses of $159.1 million were 1.5% higher as a percentage of net sales in 1996, after an increase of 0.3% in 1995. The launch in February 1996 of SunMed Service (SMS) resulted in increased expenses of $6.3 million. SMS is integrating the order entry, customer service and delivery functions for standard products from all of the company's U.S. manufacturing divisions. It is the objective of SMS to improve service levels for both large national accounts and independent homecare providers through its new national network of eight distribution centers. Management expects that revenue benefits will eventually offset the incremental costs of this new customer service capability, although the extent and timing of such benefits are uncertain.

                    ANALYSIS OF EXPENSES AND PROFIT MARGINS

                                                                  % INCREASE
                                                                  (DECREASE)
                                                                ----------------
                                        1996     1995    1994   1996/95  1995/94
                                       ------   ------  ------  -------  -------
                                                 ($ IN MILLIONS)
Net sales............................  $667.1   $601.9  $466.9     11 %     29 %
                                       ------   ------  ------   ----      ---
Gross profit ........................   220.6    205.7   166.9      7 %     23 %
  Percent of net sales...............    33.1 %   34.2%   35.8%
Marketing, selling and administrative
 expenses ...........................   159.1    134.5   102.8     18 %     31 %
  Percent of net sales...............    23.8 %   22.3%   22.0%
Research and development ............    15.5     13.9    11.0     12 %     26 %
  Percent of net sales...............     2.3 %    2.3%    2.4%
Corporate expenses ..................    10.0      7.4     5.4     36 %     35 %
  Percent of net sales...............     1.5 %    1.2%    1.2%
Amortization of goodwill and other
 intangibles ........................     8.7      6.8     5.4     27 %     26 %
  Percent of net sales...............     1.3 %    1.1%    1.2%
Unusual items .......................    65.2      --      --     --       --
  Percent of net sales...............     9.8 %
                                       ------   ------  ------   ----      ---
Corporate operating income (loss) ...   (37.9)    43.0    42.3   (188)%      2 %
  Percent of net sales...............    (5.7)%    7.1%    9.1%
Interest and other ..................    14.6      9.2     6.1     59 %     50 %
  Percent of net sales...............     2.2 %    1.5%    1.3%
                                       ------   ------  ------   ----      ---
Income (loss) before taxes ..........   (52.5)    33.9    36.2   (255)%     (6) %
  Percent of net sales...............    (7.9)%    5.6%    7.7%
Income taxes (benefit) ..............   (11.6)    14.4    14.4   (181)%      0 %
  Percent of income (loss) before
   taxes.............................   (22.1)%   42.5%   39.7%
                                       ------   ------  ------   ----      ---
Net income (loss) ...................  $(40.9)  $ 19.5  $ 21.8   (310)%    (11)%
  Percent of net sales...............    (6.1)%    3.2%    4.7%
                                       ------   ------  ------   ----      ---

  Research and development expense increased 12% to $15.5 million in 1996 following an increase of 26% to $13.9 million in 1995. The growth of research and development spending has generally been consistent with sales growth. Amortization of goodwill increased 27% in 1996 and 26% in 1995 as the result of a number of acquisitions in the 1994 to 1996 period, all of which were accounted for as purchases.

  The company's support surfaces business lost $14.8 million at the division profit contribution level in 1996, compared to a loss of $3.7 million in 1995, as restated. (Profit contribution is an internal measurement used by the company to measure divisional, product line and group performance; it does not include any allocations of unusual items, corporate office expense, goodwill amortization, interest, or income taxes.) During 1996, significant expense increases were incurred in this business, including higher marketing costs and increased bad debt expenses, while revenues were under increased competitive pressures. In December 1995 management initiated a number of actions designed to return this business to profitability, including staffing and overhead reductions to align operations with a significantly lower level of sales. As part of this plan, Bio Clinic's air therapy rental business was sold in January 1996. Quarterly losses of the support surfaces business were reduced from $6 million in the second quarter to approximately $3 million in each of the third and fourth quarters.

  In June 1996 the company announced plans to merge Bio Clinic with its Joerns division to form a single institutional products organization that will integrate the domestic manufacturing and marketing of all Sunrise products aimed at nursing homes and hospitals. In August 1996, following a strategic review of its businesses, the company decided to sell the Comfort Clinic division in order to concentrate on its core healthcare products business. On August 29, 1996, the company entered into an agreement for the sale of the assets of Comfort Clinic for $14 million in cash, with adjustment for changes in net book value at closing. The transaction is subject to several contingencies, and, if the contingencies are satisfied, the sale is expected to be completed in October 1996.

  In addition to these actions related to the support surfaces business, management conducted in December 1995 an intensive review of the company's other operations and businesses and initiated Operation Rebound, a company-wide profit improvement plan. This plan involved four major elements: the consolidation of the company's domestic salesforces from twelve to six; the integration of a number of the company's smaller divisions operating within the same country or market; the establishment of profit improvement programs at all divisions; and the sale of the air therapy rental business referred to above. In June 1996 the company reached an agreement to settle stockholder litigation filed in November and December 1995 following the announcement of the investigation of accounting practices in its support surfaces business and subsequent restatement of the company's 1995 and 1994 financial statements. The company also initiated plans to consolidate certain European operations.

  As a result of these actions, the company recorded pre-tax charges from unusual items of $65.2 million in 1996. These charges included: $18.6 million for costs of the internal investigation, restatement, and reissuance of historical financial statements and the settlement of related litigation, including attorneys' fees; $27.6 million for the write-down of assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations, including goodwill; and $19.0 million related to the company's reorganization and cost reduction program, including severance costs of $3.2 million, facility closing costs, and product line discontinuance expenses. Of the total charges of $65.2 million, approximately $36.2 million required cash payments (of which $18.8 million had been paid by June 28, 1996) and $29.0 million represented non-cash charges.

  Excluding the unusual items, corporate operating income declined as a percentage of net sales in both 1996 and 1995. The 1996 decline to 4.1% reflects lower gross margins in support surfaces, respiratory and patient aids product lines, as well as higher selling and administrative costs. In 1995, a compression in gross margin contributed most of the two percentage point decline in corporate operating margin to 7.1% compared to 9.1% in the prior year.

  Interest expense rose 61% in 1996 to $16.7 million following an increase of 70% to $10.4 million in 1995, primarily due to higher average borrowings required to finance acquisitions completed during these years and to fund capital expenditures. In addition, higher interest rates caused by market conditions and by less favorable terms in the company's credit agreement contributed to the increase in interest expense in 1996. Interest rates increased in 1995 compared to 1994 because of market conditions. Interest income was $2.9 million in 1996 (a 78% increase) compared to $1.6 million in 1995, reflecting the growth in the company's installment receivables.

  In 1996 the company recognized a tax benefit at an effective tax rate of only 22.1% due to non-deductible goodwill representing a relatively large portion of the loss before income taxes. In 1995 the effective tax rate was 42.5%, an increase from the 39.7% tax rate in 1994 because of higher amounts of goodwill amortization. The effective tax rates in 1995 and 1994 exceeded the U.S. corporate tax rate of 35%, primarily because of state income taxes and non-deductible goodwill amortization.

  Because of the unusual items, the company incurred a net loss of $40.9 million in 1996. Excluding the unusual items, net income was $5.7 million ($.30 per share) or 0.9% of net sales. Net income of $19.5 million in 1995 represented an 11% decrease compared to net income of $21.8 million in 1994. In 1995 net margin dropped to 3.2% from the 4.7% achieved in 1994 as a result of a lower gross margin, increased interest expense and a higher effective tax rate.

  The company attempts to minimize or offset the impact of inflationary pressures on labor and raw material costs through increased sales volume, improved productivity, active cost control measures, and, to a lesser extent, increases in product pricing, as it did in 1995. In 1996, product price increases within selected markets again partially offset raw material cost increases. The company believes that inflationary material cost increases may continue and that the markets in which it sells its products will remain price-sensitive, thereby limiting its ability to offset higher costs with pricing actions.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

 Cash Flow

  Cash flows provided by operations increased to $22 million in 1996 from $19 million in 1995 and $3 million in 1994. The lower level in 1994 reflected significant growth in receivables and inventories. Both 1996 and 1995 cash flows include higher non-cash charges for depreciation and amortization, as well as the non-cash and unpaid portions of unusual item charges in 1996. Approximately $17 million of accrued unusual item costs was unpaid at June 28, 1996. Most of this amount is expected to be paid in 1997; however, this will be partially offset by tax refunds of $12.5 million that are expected to be received by the end of 1997.

  Cash generation (defined as net income plus non-cash charges) has historically been an important source of funding for capital spending, working capital and acquisitions in 1996 and 1995. Cash generation was $3 million in 1996, reflecting the impact of unusual items. This compares to $46 million (236% of net income) in 1995 and $37 million (169% of net income) in 1994.

 Capital Expenditures

  Capital spending in 1996 was $19.0 million, approximately equal to depreciation expense, compared to $23.1 million, or 137% of depreciation, in 1995. In 1994 capital expenditures were $23.4 million, or 192% of depreciation expense. Significant investments made in 1996 include upgrades and enhancements in machinery and equipment, new product tooling, and improvements in telecommunications and data processing systems. The company expects capital expenditures in 1997 to be significantly in excess of the 1996 level.

 Acquisitions

  Sunrise completed two acquisitions in 1996 in support of its strategic objectives. These transactions followed a total of 22 acquisitions in the preceding four years. In July 1995 the company purchased Coopers Healthcare Plc, a United Kingdom manufacturer of patient aids. This was followed in October by the acquisition of Parker Bath Group, a U.K. manufacturer and distributor of bathing systems and patient lifters.

  During 1995, Sunrise acquired certain assets and liabilities of Jay Medical Ltd., a Boulder, Colorado-based manufacturer of wheelchair cushions and seating systems. The company also acquired Cozy Craft, a domestic line of seating inserts for which it was already the primary distributor. Internationally, Sunrise acquired Corona, a French manufacturer of healthcare beds, in April 1995 and also purchased two European distribution companies, former importers/distributors for the company, in Italy and Switzerland.

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

 Capital Structure and Leverage

  The company's capital structure consists of two components: stockholders' equity and long-term debt. Stockholders' equity was $260.6 million at the end of 1996, a decrease of $38.9 million from the prior year-end primarily from the net loss of $40.9 million incurred during the year. Proceeds of $6.2 million from the issuance of common stock to sellers of an acquired company and to stock optionees were partially offset by unfavorable foreign currency translation of $4.3 million in 1996.

                          ANALYSIS OF LONG-TERM DEBT

                                                                 1996  1995  1994
                                                                 ----  ----  ----
   Fixed-rate debt as a percentage of total debt at year-end....  66%   72%   77%
   Weighted average annual interest rate........................ 7.8%  6.6%  5.8%
   Foreign denominated debt as a percentage of total debt at
    year-end....................................................  56%   41%   25%
   Interest coverage (before unusual items)..................... 1.6x  4.2x  7.0x

  Long-term debt (excluding current installments) increased by $25 million to $207 million at year end, primarily as a result of borrowings to finance acquisitions ($24 million) and to pay the costs of the company's internal investigation and related litigation ($14 million). Excluding these borrowings, debt was reduced by $13 million in fiscal 1996. The ratio of debt to total capitalization rose to 44% at year end compared to 38% at the end of fiscal 1995.

  Sunrise attempts to minimize interest expense while also managing its exposure to variable interest rates by employing interest rate exchange agreements, or swaps, to convert its bank borrowings from floating rate into the equivalent of fixed rate debt. However, as a policy Sunrise does not use interest rate swaps or any other derivatives that have a level of complexity or a risk, in the judgment of Sunrise's management, that is higher than the exposure to be hedged. The company does not hold or issue such instruments for trading purposes.

  Sunrise has used foreign-denominated borrowings from its multi-currency credit facility to hedge against foreign currency balance sheet exposures that would otherwise result from changes in currency values. Total foreign-denominated debt at year end was $119 million in 1996, $76 million in 1995 and $31 million in 1994.

  In May 1996, the company's multi-currency credit facility was amended to provide for maximum borrowings of $250 million, declining to $235 million in January 1999 and $215 million in January 2000. The company must comply with certain covenants, such as the maintenance of leverage ratio and interest coverage, minimum levels of tangible net worth, and certain restrictions on acquisitions. As of June 28, 1996 the company's funds availability from the credit facility was approximately $62 million.

 International Operations

  Management estimates that over half of the worldwide market for the company's products is outside the United States. The company seeks to access these markets by expanding internationally and establishing manufacturing and distribution capabilities in key countries. This exposes Sunrise to adverse changes in local economic conditions, governmental purchase curtailments and swings in local currency values. The company believes that, over time, the impact of changing conditions in any single foreign country will be mitigated by greater geographic diversification.

 Foreign Currency Risk Management

  Operating on a global basis requires a posture of active currency risk management. To finance imports and exports, Sunrise utilizes a variety of foreign currencies which are constantly shifting in relative value. The company engages in hedging activities to reduce potential transaction losses on net cash flows and balances denominated in these currencies. These amounts can arise from cross-border trade flows or intercompany financing transactions. The company's financial statements are also affected by foreign currency translation fluctuations. These distort the comparative results of foreign operations when they are translated into U.S. dollars using dissimilar rates.

  In contrast to transaction gains or losses, translation adjustments are not the result of a cash exchange of currencies and, therefore, do not give rise to a direct economic gain or loss. In these cases the costs to execute hedges would exceed any consistently realizable tangible benefits. Consequently, Sunrise does not commit economic resources to hedge against the potential effect of foreign currency translation fluctuations. It believes that the best long-term protection of stockholder value is to do business in a broad number of currencies.

 New Accounting Standards

  In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which requires impairment costs to be recorded on long-lived assets used in operations, such as property, plant and equipment and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The company will adopt SFAS 121 in the first quarter of 1997. Based on current circumstances, management does not believe the effect of such adoption will be material.

  The company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the company intends to continue to apply APB 25 for purposes of determining net income and to adopt the pro forma disclosure requirements of SFAS 123 in 1997.

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

 Litigation

  Following the announcement of the internal investigation into financial reporting practices at the company's Bio Clinic subsidiary, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits were consolidated in the U. S. District Court for the Southern District of California. In June 1996 the company reached an agreement in principle to settle the actions for $20 million. The company's share of the settlement was approximately $7 million, with the balance paid by the company's insurance carriers. The agreement also includes settlement of a stockholder derivative action filed in San Diego Superior Court. The settlements are subject to final court approval. Still pending are two derivative actions in Delaware state courts against many of the same defendants. The company believes that these suits will be dismissed once the settlements described above become final. The Securities and Exchange Commission ("SEC") has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation.

 Forward-Looking Statements

  Any statements contained in this Form 10-K which are not historical facts are forward-looking statements that involve risks and uncertainties. The company wishes to caution the reader that forward-looking statements, such as the future impact of SunMed Service on company profitability, the impact of future acquisitions, if any, and the level of future capital expenditures are only predictions; actual events or results may differ materially as a result of risks facing the company. These risks include, but are not limited to: the impact of competitive products; pricing pressures caused by changes in Medicare and Medicaid policies and other factors; the costs of raw materials; future product demand and market acceptance risks; the effect of economic conditions in the U.S. and abroad; product development, commercialization and technological difficulties; shifts in industry distribution channels; acceleration of the current trend of consolidation of the company's customer base; governmental regulation of medical device design and manufacturing (such as by the FDA in the U.S.); the availability and financial prospects of future acquisition candidates; and other risks referenced in this and other Securities and Exchange Commission filings of the company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following are included herein:

                                                                           PAGE
                                                                           ----
  Report of Management....................................................  23
  Independent Auditors' Report............................................  24
  Consolidated balance sheets as of June 28, 1996 and June 30, 1995.......  25
  Consolidated statements of operations for the years ended June 28, 1996,
   June 30, 1995 and July 1, 1994.........................................  26
  Consolidated statements of cash flows for the years ended June 28, 1996,
   June 30, 1995 and July 1, 1994.........................................  27
  Consolidated statements of stockholders' equity for the years ended June
   28, 1996, June 30, 1995 and July 1, 1994...............................  28
  Notes to consolidated financial statements..............................  29

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

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

  As a result of the internal investigation which led to a restatement of the company's 1994 and 1995 financial statements, the company has: (i) increased the staffing of the internal audit department and added an internal MIS auditing capability; (ii) expanded the scope of involvement of independent auditors in quarterly financial reviews and year-end audits; (iii) increased corporate finance oversight through increased staffing, a new European corporate office, and more frequent and intensive on-site reviews; (iv) increased training and ongoing auditing procedures to enforce strict compliance with corporate finance policies and procedures; and (v) developed a written code of business conduct.

  Although no cost-effective system will preclude all errors and irregularities, we believe Sunrise Medical has in place a system of internal controls which provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition, transactions are recorded in accordance with our policies, and the financial information presented to our stockholders is reliable.

  The Audit Committee of the Board of Directors is comprised solely of outside directors. The Audit Committee meets periodically with the independent auditors, our internal audit department and financial management to ensure that each is carrying out its responsibilities. Both the independent auditors and the internal audit department have free and direct access to the Audit Committee.

  The company's independent auditors are recommended by the Audit Committee and selected by the Board of Directors. The consolidated financial statements have been audited by KPMG Peat Marwick LLP, who have expressed their opinion elsewhere herein with respect to the fairness of the statements. Their audits included a review of the system of internal control and tests of transactions to the extent they considered necessary to render their opinion.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sunrise Medical Inc.:

  We have audited the accompanying consolidated balance sheets of Sunrise Medical Inc. and Subsidiaries as of June 28, 1996 and June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 28, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14.a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Medical Inc. and Subsidiaries as of June 28, 1996 and June 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Los Angeles, California
August 16, 1996

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              JUNE 28, JUNE 30,
                                                                1996     1995
                                                              -------- --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................. $  1,785 $  1,740
  Trade receivables, net of allowance for doubtful accounts
   of $11,523 and $5,904, respectively.......................  123,924  123,007
  Installment receivables, net...............................   10,312   13,052
  Inventories................................................   80,937   81,941
  Income tax refunds receivable..............................   12,535    6,834
  Deferred income taxes......................................   17,802    4,203
  Other current assets.......................................    5,016    7,662
                                                              -------- --------
    Total current assets.....................................  252,311  238,439
Property and equipment, net..................................   82,246   89,133
Goodwill and other intangible assets, less accumulated
 amortization of $31,167 and $24,351, respectively...........  278,857  270,478
Other assets, net............................................    7,002    6,693
                                                              -------- --------
Total assets................................................. $620,416 $604,743
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Current installments of long-term debt..................... $  5,748 $  2,328
  Trade accounts payable.....................................   42,861   36,096
  Accrued compensation and other expenses....................   88,331   72,485
  Income taxes payable.......................................   10,380    7,936
                                                              -------- --------
    Total current liabilities................................  147,320  118,845
Long-term debt, less current installments....................  207,446  182,029
Deferred income taxes........................................    5,096    4,376
Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000 shares; none
   issued....................................................      --       --
  Common stock, $1 par. Authorized 40,000 shares; 18,847 and
   18,597 shares, respectively, issued and outstanding.......   18,847   18,597
  Additional paid-in capital.................................  195,906  189,955
  Retained earnings..........................................   45,409   86,276
  Cumulative foreign currency translation adjustment.........      392    4,665
                                                              -------- --------
    Total stockholders' equity...............................  260,554  299,493
                                                              -------- --------
Total liabilities and stockholders' equity................... $620,416 $604,743
                                                              ======== ========


          See accompanying notes to consolidated financial statements

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEARS ENDED
                                                   ----------------------------
                                                   JUNE 28,  JUNE 30,  JULY 1,
                                                     1996      1995      1994
                                                   --------  --------  --------
Net sales......................................... $667,130  $601,927  $466,942
Cost of sales.....................................  446,505   396,276   299,995
                                                   --------  --------  --------
Gross profit......................................  220,625   205,651   166,947
                                                   --------  --------  --------
Marketing, selling and administrative expenses....  159,109   134,511   102,776
Research and development expenses.................   15,544    13,937    11,029
Corporate expenses................................    9,998     7,360     5,444
Amortization of goodwill and other intangibles....    8,686     6,823     5,435
Unusual items.....................................   65,152       --        --
                                                   --------  --------  --------
Corporate operating income (loss).................  (37,864)   43,020    42,263
                                                   --------  --------  --------
Other (expense) income:
  Interest expense................................  (16,687)  (10,358)   (6,078)
  Interest income.................................    2,878     1,617        56
  Other income and expense, net...................     (787)     (416)      (73)
                                                   --------  --------  --------
                                                    (14,596)   (9,175)   (6,095)
                                                   --------  --------  --------
Income (loss) before income taxes.................  (52,460)   33,863    36,168
Income tax expense (benefit)......................   11,593    14,392    14,359
                                                   --------  --------  --------
Net income (loss)................................. $(40,867) $ 19,471  $ 21,809
                                                   ========  ========  ========
Net income (loss) per share....................... $  (2.17) $   1.03  $   1.19
                                                   ========  ========  ========
Weighted average number of shares outstanding.....   18,810    18,819    18,317
                                                   ========  ========  ========


          See accompanying notes to consolidated financial statements

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        YEARS ENDED
                                               -------------------------------
                                               JUNE 28,   JUNE 30,    JULY 1,
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net (loss) income........................... $ (40,867) $  19,471  $  21,809
  Depreciation and amortization...............    19,090     16,854     12,198
  Amortization of goodwill and other
   intangibles................................     8,686      6,823      5,435
  Deferred income taxes.......................   (13,140)     2,866     (2,546)
  Unusual items--non-cash charges.............    28,978        --         --
  Changes in assets and liabilities, net of
   effect of acquisitions:
    Receivables, net..........................     7,548    (12,021)   (26,741)
    Inventories...............................     2,983    (10,616)   (12,680)
    Prepaid expenses and other assets.........     2,703     (4,951)    (4,053)
    Income taxes..............................    (3,257)    (1,585)     1,356
    Accounts payable and other liabilities....     8,793      1,950      8,503
                                               ---------  ---------  ---------
Net cash provided by operating activities.....    21,517     18,791      3,281
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of property and equipment..........   (19,041)   (23,144)   (23,373)
  Proceeds from sale of business..............     6,004        --         --
  Net cash invested in acquisition of
   businesses.................................   (23,072)   (52,254)  (104,312)
                                               ---------  ---------  ---------
Net cash used for investing activities........   (36,109)   (75,398)  (127,685)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Borrowings of long-term debt................   191,759    208,335    164,344
  Repayments of long-term debt................  (177,335)  (156,220)   (79,053)
  Proceeds from issuance of common stock......       273      3,604      1,609
                                               ---------  ---------  ---------
Net cash provided by financing activities.....    14,697     55,719     86,900
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash.......       (60)        47         47
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................        45       (841)   (37,457)
Cash and cash equivalents at beginning of
 year.........................................     1,740      2,581     40,038
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $   1,785  $   1,740  $   2,581
                                               =========  =========  =========


          See accompanying notes to consolidated financial statements

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                           COMMON STOCK
                         -----------------
                                                                   FOREIGN
                                            ADDITIONAL            CURRENCY       TOTAL
                          NUMBER             PAID-IN   RETAINED  TRANSLATION STOCKHOLDERS'
                         OF SHARES AMOUNT    CAPITAL   EARNINGS  ADJUSTMENT     EQUITY
                         --------- -------  ---------- --------  ----------- -------------
Balance at July 2,
 1993...................  16,174   $16,174   $136,931  $ 44,996    $(3,378)    $194,723
                          ------   -------   --------  --------    -------     --------
  Exercise of stock
   options..............     154       154        697       --         --           851
  Tax benefit from
   exercise of stock
   options..............     --        --         758       --         --           758
  Issuance of stock for
   acquisitions.........   1,668     1,668     37,579       --         --        39,247
  Net income............     --        --         --     21,809        --        21,809
  Foreign currency
   translation
   adjustment...........     --        --         --        --       2,151        2,151
                          ------   -------   --------  --------    -------     --------
Balance at July 1,
 1994...................  17,996    17,996    175,965    66,805     (1,227)     259,539
                          ------   -------   --------  --------    -------     --------
  Exercise of stock
   options..............     269       269      2,255       --         --         2,524
  Tax benefit from
   exercise of stock
   options..............     --        --       1,316       --         --         1,316
  Issuance of stock for
   acquisition..........     340       340     10,647       --         --        10,987
  Retirement of stock...      (8)       (8)      (228)      --         --          (236)
  Net income............     --        --         --     19,471        --        19,471
  Foreign currency
   translation
   adjustment...........     --        --         --        --       5,892        5,892
                          ------   -------   --------  --------    -------     --------
Balance at June 30,
 1995...................  18,597    18,597    189,955    86,276      4,665      299,493
                          ------   -------   --------  --------    -------     --------
  Exercise of stock
   options..............      27        27        200       --         --           227
  Tax benefit from
   exercise of stock
   options..............     --        --          46       --         --            46
  Issuance of stock for
   acquisition..........     223       223      5,705       --         --         5,928
  Net loss..............     --        --         --    (40,867)       --       (40,867)
  Foreign currency
   translation
   adjustment...........     --        --         --        --      (4,273)      (4,273)
                          ------   -------   --------  --------    -------     --------
Balance at June 28,
 1996...................  18,847   $18,847   $195,906  $ 45,409    $   392     $260,554
                          ======   =======   ========  ========    =======     ========


          See accompanying notes to consolidated financial statements

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The Company

  Sunrise Medical Inc. (the "company") designs, manufactures and markets medical products used in institutional and home care settings that address the recovery, rehabilitation, and respiratory needs of the patient. Products include custom, manual and electric wheelchairs, wheelchair seating systems, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and support surfaces for healthcare and consumer markets. The company's products are designed to meet the special needs of four groups of people: the elderly, the disabled, the recovering patient and the respiratory sufferer.

 Basis of Presentation

  The consolidated financial statements include domestic and foreign subsidiaries. All material intercompany profits, balances and transactions have been eliminated.

  Preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management's estimates.

 Fiscal Year End

  The company's fiscal year ends on the Friday closest to June 30, resulting in years of either 52 or 53 weeks. The years ended June 28, 1996, June 30, 1995 and July 1, 1994 each contained 52 weeks.

 Inventories

  Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market value.

 Property and Equipment

  Property and equipment are stated at cost and depreciated over estimated useful lives by the straight-line or declining balance methods. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or the related lease terms by the straight-line method. The estimated useful lives of property and equipment range from two to 42 years.

 Goodwill

  The excess of purchase price over the fair value of net assets of acquired subsidiaries (goodwill) is amortized on a straight-line basis over periods of 20 to 40 years. Impairment of this intangible asset is determined through comparisons to undiscounted future operating cash flows of the acquired businesses. The impairment is measured on estimated fair value determined by projected discounted future operating cash flows using a discount rate the reflects the company's average cost of funds. The assessment of goodwill impairment could be affected if estimated future operating cash flows are not achieved.

 Long-Lived Assets

  In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which requires impairment costs to be recorded on long-lived assets used in operations, such as property and equipment

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The company will adopt SFAS 121 in the first quarter of fiscal 1997. Based on current circumstances, management does not believe the effect of such adoption will be material.

 Revenue Recognition

  The company recognizes revenue from product sales at the time of shipment and provides an appropriate allowance for estimated returns and adjustments.

 Warranty Costs

  Certain of the company's products are covered by warranties against defects in material and workmanship for periods of up to five years. Components of certain products carry a lifetime warranty. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience.

 Research and Development Costs

  Research and development costs relate to both present and future products and are expensed in the year incurred.

 Stock-Based Compensation

  The company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the company intends to continue to apply APB 25 for purposes of determining net income and to adopt the pro forma disclosure requirements of SFAS 123 in fiscal 1997.

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

 Net Income (Loss) per Share

  Net income (loss) per share is computed using the weighted average number of shares of outstanding common stock and dilutive common stock equivalents from the assumed exercise of stock options. Fully diluted earnings per share are not materially different from primary amounts.

 Cash Flow Information

  Cash payments for interest in 1996, 1995 and 1994 were $16,060, $9,547 and $6,125, respectively. Cash payments of $8,842, $13,912 and $13,057 were made for income taxes in 1996, 1995 and 1994, respectively. During 1996 the company received income tax refunds of $6,834 related to amended U.S. federal and state income tax returns for 1995.

 Other

  Certain 1995 and 1994 amounts have been reclassified to conform to classifications used in 1996.

2. FINANCIAL INSTRUMENTS

 Cash and Cash Equivalents

  Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

 Installment Receivables

  Installment receivables consist of the following:

                                                             JUNE 28,  JUNE 30,
                                                               1996      1995
                                                             --------  --------
   Current portion.......................................... $14,293   $16,052
   Less:
     Unearned interest......................................  (2,225)   (2,046)
     Allowance for doubtful accounts........................  (1,756)     (954)
                                                             -------   -------
     Net current portion....................................  10,312    13,052
   Due after one year (included in other assets)............   5,761     5,497
                                                             -------   -------
   Total installment receivables, net....................... $16,073   $18,549
                                                             =======   =======

  The carrying amount of installment receivables approximates their fair value. The majority of these receivables are due in less than one year, and the related interest rates have not varied significantly over the past two years.

 Long-Term Debt

  Based on borrowing rates currently available to the company for bank loans with similar terms and average maturities, the carrying amount of long-term debt at June 28, 1996 and June 30, 1995 approximated its fair value.

 Foreign Currency Forward Exchange Contracts

  The company transacts business in various foreign currencies, primarily European currencies. Foreign currency forward exchange contracts are used to hedge exposure on certain assets and transactions that are denominated in foreign currencies. The maturities on most of these foreign currency instruments are less than one year. Deferred gains or losses attributable to foreign currency instruments are not material.

 Swap Agreements

  The company has entered into five interest rate swap agreements with U.S. money center banks in order to minimize the impact of interest rate fluctuations on the company's interest expense. Each swap agreement is denominated in the currency of the related borrowings. Under the terms of each agreement the company receives compensation when the three-month interbank offered rate of the respective currency exceeds the swap rate and pays compensation when it falls below the swap rate. At June 28, 1996 the three-month interbank offered rates were as follows: French francs--3.86%; U.S. dollars--5.59%; and German marks--3.31%.

  The fair market value of these swap agreements is the amount the company would be required to pay to terminate them, which is estimated to be $1,211 at June 28, 1996 ($119 at June 30, 1995). Net receipts or payments under all swap agreements are included in interest expense. The company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the company considers the risk of nonperformance by the other party to be minimal because the party to each swap agreement is a member of the company's bank group.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

  The following table summarizes the company's interest rate swap agreements:

    NOTIONAL                   U.S. DOLLAR      SWAP
     AMOUNT        CURRENCY       AMOUNT        RATE         EFFECTIVE PERIOD
    --------       --------    -----------      ----         ----------------
    150,000     French francs    $29,115        7.14%    April 1995-April 1997
    100,000     French francs    $19,410        7.59%    April 1997-April 2000
     30,000     U.S. dollars     $30,000        5.29%    September 1995-September
                                                         1997
     30,000     U.S. dollars     $30,000        5.63%    September 1995-September
                                                         2000
     25,000     German marks     $16,405        8.05%    February 1992-February
                                                         1997

  The U.S. dollar equivalent is based on exchange rates in effect at June 28, 1996.

3. BALANCE SHEET ITEMS

  Inventories consist of the following:

                                                                  JUNE    JUNE
                                                                   28,     30,
                                                                  1996    1995
                                                                 ------- -------
      Raw material.............................................. $33,980 $35,126
      Work-in-progress..........................................   9,629   8,490
      Finished goods............................................  37,328  38,325
                                                                 ------- -------
      Total inventories......................................... $80,937 $81,941
                                                                 ======= =======

  If all inventories had been valued at FIFO cost, inventories would have been approximately $82,829 and $84,195 for 1996 and 1995, respectively.

  The components of property and equipment are as follows:

                                                             JUNE 28,  JUNE 30,
                                                               1996      1995
                                                             --------  --------
      Land.................................................. $  5,434  $  4,137
      Buildings, machinery and equipment....................  140,191   140,152
      Leasehold improvements................................   11,772    11,194
                                                             --------  --------
                                                              157,397   155,483
      Less accumulated depreciation and amortization........  (75,151)  (66,350)
                                                             --------  --------
      Property and equipment, net........................... $ 82,246  $ 89,133
                                                             ========  ========

4. ACQUISITIONS

  On July 19, 1995 the company acquired Coopers Healthcare Plc, a United Kingdom-based manufacturer of patient aids, for 222,266 shares of common stock (valued at $5.9 million) and cash of $2.5 million. On October 6, 1995 the company acquired Parker Bath Group, a U.K. manufacturer and distributor of bathing systems and patient lifters, for cash and notes amounting to $30.0 million. Pro forma results of operations, assuming the purchase transactions had been made at the beginning of fiscal 1996, would not be materially different from the results reported.

  In April 1995 the company acquired the outstanding stock of S.E.P.A.C., Corona S.A., Tecktona Bois S.A. and Tecktona Sante S.A., a group of related French corporations (collectively, "Corona") for approximately $42.9 million. The total purchase price of 206 million French francs included 174,918 shares of Sunrise common stock valued at 31 million French francs with the remainder in cash, which was funded from the company's bank credit facility. Corona manufactures and markets hydraulic and electric beds and other furniture for the home care, nursing home and hospital markets in France.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

  In September 1994 the company purchased selected assets and liabilities of Jay Medical, Ltd. ("Jay") for approximately $31 million. The total purchase price included cash of $19 million also financed through the multi-currency credit facility, a subordinated note of $7.5 million and 165,789 shares of Sunrise Medical Inc. common stock valued at $4.5 million when issued in December 1994. Jay manufactures specialized wheelchair seating and positioning products which it markets throughout the world.

  During fiscal 1995 the company also acquired a U.S. manufacturer of adaptive seating accessories for wheelchairs and two wheelchair distributors, one in Italy and one in Switzerland. These companies were acquired for approximately $3.7 million, consisting of $2.4 million in cash and $1.3 million in subordinated notes.

  In July 1993 the company purchased all of the outstanding stock of Homecare Holdings, Inc., the parent company of DeVilbiss Health Care, Inc. ("DeVilbiss"), for approximately $132 million. The purchase price included 1,503,900 shares of common stock valued at approximately $34 million. DeVilbiss manufactures and distributes respiratory products. The company completed two other acquisitions in fiscal 1994, a wheelchair distributor in Sweden and a domestic manufacturer of liquid oxygen products and proprietary demand oxygen delivery devices. These businesses were acquired for $9.2 million, consisting of $6.0 million in cash, 97,165 shares of the company's common stock valued at $2.9 million and subordinated notes of $0.3 million.

  All of these acquisitions were accounted for by the purchase method of accounting. Accordingly, the excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $36 million in 1996, $69 million in 1995 and $121 million in 1994 was recognized as goodwill and is being amortized over periods ranging from 20 to 40 years. The operating results of all acquisitions are included in the consolidated results of operations from the respective dates of acquisition.

5. UNUSUAL ITEMS

  On January 4, 1996 the company announced the results of an internal investigation of its financial controls and financial statements for previously reported periods. The company reported that it had determined that net sales, operating income and assets at its Bio Clinic division had been overstated and liabilities had been understated as a result of actions by a small number of personnel in the division's finance and management information systems departments. In order to conceal the division's declining profitability, they falsified accounting entries and computer reports, thereby circumventing the company's internal accounting controls and avoiding detection. As a result, the company restated its financial statements for the years ended June 30, 1995 and July 1, 1994.

  In December 1995 the company completed an intensive review of its operations and businesses and initiated Operation Rebound, a corporate-wide profit improvement plan. This plan involved four major elements: the consolidation of the company's U.S. salesforces from twelve to six; the integration of a number of the company's smaller divisions operating within the same country or market; establishment of profit improvement programs at all divisions; and the sale of Bio Clinic's air therapy rental business. Approximately 250 positions were eliminated (including 83 positions in the air therapy rental business transferred as of January 31, 1996 to the buyer of that business), or 6% of the company total. The air therapy rental business had net sales of $7.6 million in 1996 through the date of sale; its net sales in 1995 and 1994 were $13.1 million and $12.8 million, respectively.

  In June 1996 the company reached a settlement, subject to court approval, of stockholder litigation related to the financial reporting matters described above. The company also announced the merger of the remaining Bio Clinic business into the Joerns division (thereby eliminating an estimated 60 positions), commenced a company-wide reorganization of its operations with the goal of reducing the company's general and administrative cost structure, and initiated the sale of its Comfort Clinic division (Note 12).

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

  As a result of these actions, the company recorded pretax charges from unusual items of $65.2 million in 1996, of which $34.8 million was recorded in the second quarter and $30.4 million in the fourth quarter. These charges included: $18.6 million for costs of the internal investigation, restatement, and reissuance of historical financial statements and the settlement of related litigation, including attorneys' fees; $27.6 million for the write-down of assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations, including goodwill; and $19.0 million related to the company's reorganization and cost reduction program, including severance costs ($3.2 million), facility closing costs, and product line discontinuance expenses. Of the total charges of $65.2 million, approximately $36.2 million required cash payments (of which $18.8 million had been paid by June 28, 1996, and the balance is expected to be paid over the next twelve to eighteen months) and $29.0 million represented non-cash charges.

6. LEASES

  The company leases office and operating facilities, machinery and equipment and automobiles under operating leases which expire over the next 20 years. Rental expense for operating leases amounted to $9,698, $8,332 and $7,566 for 1996, 1995 and 1994, respectively.

  Minimum lease payments under operating leases expiring subsequent to June 28, 1996 are:

         YEAR ENDED                                        AMOUNT
         ----------                                        -------
          1997............................................ $11,034
          1998............................................   8,348
          1999............................................   6,266
          2000............................................   5,018
          2001............................................   3,633
         Thereafter.......................................  18,101
                                                           -------
         Total minimum lease payments..................... $52,400
                                                           =======

7. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                            JUNE 28,  JUNE 30,
                                                              1996      1995
                                                            --------  --------
Borrowings under multi-currency credit agreement..........  $188,205  $164,572
Unsecured subordinated notes maturing from 1996 to 2003,
 payable in installments with interest rates from 7% to
 9.26%....................................................    18,422    11,829
Mortgages payable in monthly installments with interest at
 various rates from 6.65% to 9.1%, maturing from 1996
 through 2004, secured by property........................     3,922     4,860
Obligations under capital leases with lease periods
 expiring at various dates through 2005; interest at
 various rates from 6.25% to 14.8%........................     2,645     3,096
                                                            --------  --------
Total long-term debt......................................   213,194   184,357
Less current installments.................................    (5,748)   (2,328)
                                                            --------  --------
Long-term debt, less current installments.................  $207,446  $182,029
                                                            ========  ========

  As of June 28, 1996, aggregate debt maturities were as follows: 1997-- $5,748; 1998--$5,241; 1999--$3,285; 2000--$4,847; 2001--$190,293; and
thereafter--$3,780.

  The company entered into an amended and restated bank credit facility as of September 29, 1995, which provided for an increase in the revolving credit commitment to $275 million and an extension of the maturity

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
date to January 2001. The bank credit facility was further amended in May 1996, with the company obtaining a reduction of $25 million in the total commitment. The amended credit facility provides for maximum borrowings of $250 million, decreasing to $235 million in January 1999 and to $215 million in January 2000. Interest is at the prime rate. However, the company has the option of using interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of .15% to .30% per year, depending upon the company's leverage ratio, is payable on the unused portion of the line. The credit facility requires the company to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, and interest coverage, and places certain restrictions on acquisitions. At June 28, 1996, the amount of funds available from the credit facility was approximately $62 million.

8. BUSINESS AND CREDIT CONCENTRATIONS

  The company manufactures and distributes durable medical equipment and supplies primarily to the home health care and extended care markets. A significant portion of the company's receivables are due from home health care and medical equipment dealers located throughout the United States, Canada and Europe. Many of these product sales to dealers are ultimately funded through government reimbursement programs such as Medicare and Medicaid. Any changes in these programs could affect dealer liquidity and profitability. This, in turn, could put downward pressure on prices charged for the company's products sold through this channel of distribution.

  The company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions.

9. INCOME TAXES

  The provision (benefit) for income taxes consists of the following:

                                                             YEARS ENDED
                                                      --------------------------
                                                      JUNE 28,  JUNE 30, JULY 1,
                                                        1996      1995    1994
                                                      --------  -------- -------
   Current:
     Federal......................................... $ (5,962) $ 4,635  $ 7,008
     State...........................................       23      587      811
     Foreign.........................................    7,486    4,681    2,621
                                                      --------  -------  -------
                                                         1,547    9,903   10,440
                                                      --------  -------  -------
   Deferred:
     Federal.........................................  (12,060)   3,327    2,708
     State...........................................     (238)     936      957
     Foreign.........................................     (842)     226      254
                                                      --------  -------  -------
                                                       (13,140)   4,489    3,919
                                                      --------  -------  -------
   Total............................................. $(11,593) $14,392  $14,359
                                                      ========  =======  =======

  Foreign income taxes are based upon $16,126, $13,489 and $8,027 of foreign earnings before income taxes during 1996, 1995 and 1994, respectively. No deferred federal income taxes have been provided for cumulative foreign earnings of $56,598 as the company has no plans or intentions to repatriate foreign earnings or liquidate the related foreign assets.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

  A reconciliation between the federal statutory tax rate and the effective income tax rate follows:

                                                              YEARS ENDED
                                                       --------------------------
                                                       JUNE 28,  JUNE 30, JULY 1,
                                                         1996      1995    1994
                                                       --------  -------- -------
   Statutory federal income tax rate..................  (35.0)%    35.0%   35.0%
   Amortization of goodwill...........................   10.8       4.2     3.7
   State income taxes, net of federal taxes...........    --        2.9     3.1
   Tax credits........................................    (.5)      (.9)   (1.1)
   Foreign income tax rates...........................    1.9        .5     --
   Excludable foreign sales corporation income........    (.3)      (.4)    (.3)
   Other, net.........................................    1.0       1.2     (.9)
                                                        -----      ----    ----
     Effective income tax rate........................  (22.1)%    42.5%   39.7%
                                                        =====      ====    ====

  Significant components of deferred income tax assets and liabilities are shown below.

                                                       JUNE 28, JUNE 30, JULY 1,
                                                         1996     1995    1994
                                                       -------- -------- -------
   Deferred income tax assets:
     Allowance for doubtful accounts.................. $ 4,663   $1,207  $  956
     Inventory reserves...............................   4,407    1,454   1,175
     Vacation accruals................................   1,010      753     749
     Other accrued expenses and valuation reserves....   7,722      673   2,067
     State and local taxes............................     --       116     486
                                                       -------   ------  ------
                                                        17,802    4,203   5,433
                                                       -------   ------  ------
   Deferred income tax liabilities:
     Accumulated depreciation and amortization........   5,096    4,376   2,725
                                                       -------   ------  ------
   Net deferred income taxes.......................... $12,706   $ (173) $2,708
                                                       =======   ======  ======

  Management believes that realization of the tax benefit of deferred tax assets is more likely than not; therefore, no valuation allowance has been provided.

10. STOCKHOLDERS' EQUITY

 Common Stock Purchase Rights

  In April 1990 the company's Board of Directors declared a dividend of one common share purchase right ("Right") for each outstanding share of common stock. An exercisable Right will, under certain conditions, entitle its holder to purchase from the company one-half of one share of common stock at the exercise price of $27.50 per whole share, subject to adjustment, until May 7, 2000. The Rights will become exercisable ten days after a person (an "Acquiring Person") acquires 25% or more of the common stock, or ten days after a person announces a tender offer which would result in such person acquiring 25% or more of the common stock. The Rights may be redeemed by the Board of Directors for $.005 per Right at any time until ten days following the public announcement that a person has become an Acquiring Person. Under certain circumstances after a person becomes an Acquiring Person, or after a merger or other business combination involving the company, an exercisable Right will entitle its holder (other than the Acquiring Person) to purchase shares of common stock (or shares of an acquiring company) having a market value of two times the exercise price of one Right.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

 Profit Sharing/Savings Plan

  The company has a 401(k) profit sharing/savings plan covering most of its U.S. employees ("Associates"). Under the profit sharing portion of the plan, the company will contribute to Associates' accounts a percentage of their salary for the fiscal year. The percentage amount is based upon attainment of certain earnings targets by the company as a whole in the case of corporate office Associates, or by the subsidiary of the company for which the Associate works. The plan is discretionary as the amounts are determined based on earnings targets set by the Board of Directors. During 1996, 1995 and 1994, $2,518, $2,373 and $2,469, respectively, were accrued for this plan. Under the savings feature of the plan, individual Associates may make contributions to the plan, which are matched by the company in an amount determined by the Board of Directors. During 1996, 1995 and 1994, $790, $709 and $611,
respectively, of Associate contributions were matched by the company.

 Stock Option Plans

  The 1983 Stock Option Plan as amended ("the 83 Plan") provided for the grant of up to 1,800,000 shares of common stock to officers, key Associates and outside directors in the form of incentive stock options or non-qualified stock options. The 83 Plan expired in August 1995.

  In August 1993 the company adopted the 1993 Stock Option Plan ("the 93 Plan") providing for the grant of up to 4,000,000 shares of common stock to officers, outside directors and key Associates in the form of incentive stock options or non-qualified stock options. At the time of adoption, 300,000 unissued shares of common stock were reserved for future grants under the 93 Plan. The number of unissued shares of common stock reserved for future grants under the 93 Plan increases annually by a number equal to 1.5% of the number of shares of common stock issued and outstanding as of the last day of each fiscal year. The 93 Plan expires in August 2003.

  Under both plans, the option price (exercise price) is equal to the closing market price on the day prior to the grant date. Options become exercisable in four equal annual amounts, commencing one year subsequent to the grant date. Option exercisability is cumulative. Unexercised options expire up to ten years and one day after the date of grant.

  Shares subject to option under both plans are summarized as follows:

                                                   YEARS ENDED
                                      ----------------------------------------
                                        JUNE 28,      JUNE 30,      JULY 1,
                                          1996          1995          1994
                                      ------------  ------------  ------------
   Outstanding at beginning of year..    1,259,175     1,312,175     1,144,889
   Granted...........................      327,400       295,425       345,300
   Exercised.........................      (27,200)     (268,750)     (153,912)
   Canceled..........................     (194,025)      (79,675)      (24,102)
                                      ------------  ------------  ------------
   Outstanding at end of year........    1,365,350     1,259,175     1,312,175
                                      ============  ============  ============
   Exercisable at end of year........      688,337       536,776       507,600
                                      ============  ============  ============
   Price range per share of options
    exercisable at end of year....... $4.57-$35.88  $4.57-$30.00  $2.32-$24.00
                                      ============  ============  ============

  As of June 28, 1996 there were 376,492 unissued shares of common stock reserved for future grants under the 93 Plan.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

11. LITIGATION

  The company announced in October 1995 that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods (see Note 5). Following this announcement, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits were consolidated in the U.S. District Court for the Southern District of California. In June 1996 the company reached an agreement in principle to settle the actions for $20 million. The company's share of the settlement was approximately $7 million, with the balance paid by the company's insurance carriers. The agreement also includes settlement of a stockholder derivative action filed in San Diego Superior Court. The settlements are subject to final court approval. Still pending are two derivative actions in Delaware state courts against many of the same defendants. The company believes that these suits will be dismissed once the settlements described above become final. The Securities and Exchange Commission ("SEC") has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation.

12. SUBSEQUENT EVENT

  On August 29, 1996 the company entered into an agreement for the sale of the assets of its Comfort Clinic division for cash of $14 million, which approximates the division's net book value at June 28, 1996, with adjustment for changes in net book value at closing. The transaction is subject to several contingencies and closing conditions. The division's sales in 1996 were $44 million, or 7% of the company's total net sales.

13. GEOGRAPHIC SEGMENT INFORMATION

  Selected geographic information is summarized as follows:

                                                          YEARS ENDED
                                                   ----------------------------
                                                   JUNE 28,  JUNE 30,  JULY 1,
                                                     1996      1995      1994
                                                   --------  --------  --------
   Net sales:
     North America................................ $412,361  $437,331  $358,259
     Europe.......................................  254,769   164,596   108,683
                                                   --------  --------  --------
       Total...................................... $667,130  $601,927  $466,942
                                                   ========  ========  ========
   Corporate operating income (loss):
     North America................................ $(60,214) $ 24,277  $ 31,171
     Europe.......................................   22,350    18,743    11,092
                                                   --------  --------  --------
       Total......................................  (37,864)   43,020    42,263
   Interest expense...............................  (16,687)  (10,358)   (6,078)
   Interest income................................    2,878     1,617        56
   Other income and expense, net..................     (787)     (416)      (73)
                                                   --------  --------  --------
   Income (loss) before income taxes.............. $(52,460) $ 33,863  $ 36,168
                                                   ========  ========  ========
   Identifiable assets--at end of year
     North America................................ $307,511  $336,040  $320,054
     Europe.......................................  312,905   268,703   151,613
                                                   --------  --------  --------
       Total...................................... $620,416  $604,743  $471,667
                                                   ========  ========  ========

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

  Eliminated from net sales for 1996, 1995 and 1994 above were $1,270, $960 and $1,102, respectively, of sales by European subsidiaries to North American subsidiaries, and $18,146, $13,053 and $9,661 of sales, respectively, by North American subsidiaries to European subsidiaries. Sales between geographic locations are based upon manufacturing costs plus a reasonable profit element.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  In connection with the restatement of the company's 1995 financial statements (see Note 5), it was not practicable to reconstruct reliable accounting records at the company's Bio Clinic subsidiary for interim dates during that year. Therefore, the full year restatement adjustments for any financial statement item other than net sales could not be allocated to individual quarters. Accordingly, no quarterly financial data for 1995 other than net sales is presented. The adjustments necessary to restate net sales in 1995 were attributable to the fourth quarter.

                                 FIRST    SECOND    THIRD    FOURTH    FISCAL
                                QUARTER  QUARTER   QUARTER  QUARTER     YEAR
                                -------- --------  -------- --------  --------
1996
Net sales...................... $157,172 $173,710  $169,574 $166,674  $667,130
Corporate operating income
 (loss)........................    9,562  (32,231)    8,782  (23,877)  (37,864)
Net income (loss)..............    3,794  (24,092)    2,694  (23,263)  (40,867)
Earnings (loss) per share...... $   0.20 $  (1.28) $   0.14 $  (1.23) $  (2.17)
1995
Net sales...................... $140,599 $146,863  $148,641 $165,824  $601,927

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the company is included under the caption "Election of Directors" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 21, 1996 and is incorporated herein by reference. Information regarding the executive officers of the company is included under a separate caption in Part I hereof, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Certain information regarding executive compensation is set forth under the caption "Compensation of Executive Officers" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 21, 1996 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 21, 1996 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding related transactions is set forth under the caption "Certain Transactions" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 21, 1996 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)INDEX TO FINANCIAL STATEMENTS

  (1)FINANCIAL STATEMENTS:

                                                                           PAGE
                                                                           ----
    Report of Management..................................................  23
    Independent Auditors' Report..........................................  24
    Consolidated Balance Sheets as of June 28, 1996 and June 30, 1995.....  25
    Consolidated Statements of Operations for the years ended June 28,
     1996, June 30, 1995 and July 1, 1994.................................  26
    Consolidated Statements of Cash Flows for the years ended June 28,
     1996, June 30, 1995 and July 1, 1994.................................  27
    Consolidated Statements of Stockholders' Equity for the years ended
     June 28, 1996, June 30, 1995 and July 1, 1994........................  28
    Notes to Consolidated Financial Statements............................  29

  (2)FINANCIAL STATEMENT SCHEDULES:

    Schedule II--Valuation and Qualifying Accounts for the years ended June
     28, 1996, June 30, 1995 and July 1, 1994..............................  42

    All other financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

(B)REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the company during the quarter ended June 28, 1996.

(C)EXHIBITS

    Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

       FISCAL YEARS ENDED JUNE 28, 1996, JUNE 30, 1995 AND JULY 1, 1994
                                (IN THOUSANDS)

                                        ADDITIONS
                                   -------------------
                          BALANCE
                            AT     CHARGED TO CHARGED                   BALANCE
                         BEGINNING COSTS AND  TO OTHER                  AT END
     DESCRIPTION         OF PERIOD  EXPENSES  ACCOUNTS   DEDUCTIONS    OF PERIOD
     -----------         --------- ---------- --------   ----------    ---------
1994:
  Allowance for doubtful
   receivables..........  $3,017     $1,533    $  859(1)  $(1,036)(2)   $ 4,373
                          ======     ======    ======     =======       =======
  Reserves for inventory
   obsolescence.........  $3,575     $1,326    $1,471(1)  $  (921)(3)   $ 5,451
                          ======     ======    ======     =======       =======
1995:
  Allowance for doubtful
   receivables..........  $4,373     $1,871    $  748(1)  $(1,088)(2)   $ 5,904
                          ======     ======    ======     =======       =======
  Reserve for
   installment
   receivables..........  $  --      $  954    $  --      $   --        $   954
                          ======     ======    ======     =======       =======
  Reserves for inventory
   obsolescence.........  $5,451     $2,745    $  361(1)  $(1,083)(3)   $ 7,474
                          ======     ======    ======     =======       =======
1996:
  Allowance for doubtful
   receivables..........  $5,904     $9,421    $  167(1)  $(3,969)(2)   $11,523
                          ======     ======    ======     =======       =======
  Reserve for
   installment
   receivables..........  $  954     $  980    $    1(1)  $  (179)(2)   $ 1,756
                          ======     ======    ======     =======       =======
  Reserves for inventory
   obsolescence.........  $7,474     $8,683    $1,249(1)  $(3,742)(3)   $13,664
                          ======     ======    ======     =======       =======

- --------
(1) Represents foreign currency translation adjustment and amounts recorded on books of acquired subsidiaries at dates of acquisition.
(2) Includes write-off of uncollectible accounts.
(3) Disposition of items previously reserved.

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

                                          SUNRISE MEDICAL INC.

                                          By: /s/ Ted N. Tarbet
                                             ----------------------------------
                                                      Ted N. Tarbet
                                                Senior Vice President and
                                                 Chief Financial Officer

Date: September 24, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 24, 1996.

              SIGNATURE               TITLE
              ---------               -----
   /s/ Richard H. Chandler            Chairman, President and Chief Executive
 ____________________________________  Officer
    Richard H. Chandler                (principal executive officer)

   /s/ Ted N. Tarbet                  Senior Vice President and Chief Financial
 ____________________________________  Officer
    Ted N. Tarbet                      (principal financial officer)

   /s/ John M. Radak                  Vice President and Controller
 ____________________________________  (principal accounting officer)
    John M. Radak

   /s/ J.R. Woodhull                  Director
 ____________________________________
    J.R. Woodhull

   /s/ Joseph Stemler                 Director
 ____________________________________
    Joseph Stemler

   /s/ Lee A. Ault III                Director
 ____________________________________
    Lee A. Ault III

   /s/ Lloyd E. Cotsen                Director
 ____________________________________
    Lloyd E. Cotsen

   /s/ Murray H. Hutchison            Director
 ____________________________________
    Murray H. Hutchison

   /s/ William L. Pierpoint           Director
 ____________________________________
    William L. Pierpoint

   /s/ Babette Heimbuch               Director
 ____________________________________
    Babette Heimbuch

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Certificate of Incorporation of the company and amendments thereto.
         (a)
  3.2    Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III--Liability of Director to the
         Corporation." (b)
  3.3    Bylaws of the company. (a)
  3.4    Amendment to Article II, Section 2, of the company's Bylaws. (c)
  3.5    Amendment to Certificate of Incorporation of the company as to the number of authorized shares. (d)
  3.6    Amendment of Bylaws to increase the number of directors to eight. (e)
  3.7    Amendment of Bylaws to increase the number of directors to nine. (f)
  3.8    Amendment of Bylaws to reduce the number of directors to eight. (g)
  4.1    Shareholders' Rights Agreement dated April 24, 1990. (h)
 10.6    Amended and Restated Stock Option Plan for Key Associates. (i)(p)
 10.7    1993 Stock Option Plan. (j)(p)
 10.8    Management Incentive Bonus Plan. (a)(p)
 10.9    Special Bonus Plan. (k)(p)
 10.10   Agreement for the Purchase of Certain Stock of Homecare Holdings, Inc.
         dated as of June 29, 1993 among Sunrise Medical Inc., Homecare
         Holdings, Inc., and the selling shareholders listed therein. (l)
 10.11   Asset Purchase Agreement for the Purchase of Certain Assets of Jay
         Medical, Ltd. (m)
 10.12   Agreement for the Purchase of Shares of S.E.P.A.C., Corona S.A.,
         Tecktona Bois S.A., Tecktona Sante S.A., and Sci La Planche by
         Homecare Holdings France S.A. (n)
 10.13   Second Amended and Restated Credit Agreement dated as of September 29,
         1995 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (o)
 10.14   First Amendment to Second Amended and Restated Credit Agreement and
         Waiver dated as of May 2, 1996 among Sunrise Medical Inc. And certain subsidiary borrows and guarantors, Bank of America as agent and other lenders. (g)
 10.15   Second Amendment to Second Amended and Restated Credit Agreement and
         Waiver dated as of August 22, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.
 11      Computation of Net Income (Loss) Per Share.
 21      List of Subsidiaries.
 23      Consent of Independent Auditors.
 27      Financial Data Schedule.

- --------
(a) Incorporated herein by reference to the company's Registration Statement No. 2-86314.
(b) Incorporated herein by reference to the company's 1987 Definitive Proxy Statement.
(c) Incorporated herein by reference to the company's Form 10-Q for the quarter ended December 28, 1990.
(d) Incorporated herein by reference to the company's Form 10-Q for the quarter ended January 1, 1993.
(e) Incorporated herein by reference to the company's Form 10-Q for the quarter ended December 31, 1993.

(f) Incorporated herein by reference to the company's Form 10-K for the fiscal year ended July 1, 1994.
(g) Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 29, 1996.
(h) Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 30, 1990.
(i) Incorporated herein by reference to the company's 1990 Definitive Proxy Statement.
(j) Incorporated herein by reference to the company's 1993 Definitive Proxy Statement.
(k) Incorporated herein by reference to the company's Form 10-K for the fiscal year ended July 3, 1992.
(l) Incorporated herein by reference to the company's Form 8-K dated June 29, 1993.
(m) Incorporated herein by reference to the company's Form 8-K dated September 16, 1994.
(n) Incorporated herein by reference to the company's Form 8-K dated April 7, 1995.
(o) Incorporated herein by reference to the company's Form 10-K/A for the fiscal year ended June 30, 1995.
(p) Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c).