Form 10-Q
period 1996-09-27
SUNRISE MEDICAL INC
filed 1996-11-12
CIK 720577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
================================================================================
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended September 27, 1996


                                 OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO___________________________


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

      Registrant's telephone number, including area code: (619) 930-1500



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X      No
                      -------     -------


Number of shares of common stock outstanding at October 31, 1996:  18,861,149

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                           September 27,    June 28,
                                                1996          1996
                                           --------------  ----------
                                            (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                     $  4,095    $  1,785
  Trade receivables, net                         122,177     123,924
  Installment receivables, net                    11,666      10,312
  Inventories                                     84,040      80,937
  Income tax refunds receivable                   10,608      12,535
  Deferred income taxes                           17,908      17,802
  Other current assets                             9,142       5,016
                                                --------    --------
      Total current assets                       259,636     252,311

Property and equipment, net of accumulated
  depreciation of $79,107 and $75,151,
   respectively                                   80,984      82,246
Goodwill and other intangible assets, net        277,851     278,857

Other assets, net                                  6,540       7,002
                                                --------    --------
Total assets                                    $625,011    $620,416
                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current installments of long-term debt        $  5,437    $  5,748
  Trade accounts payable                          45,522      42,861
  Accrued compensation and other expenses         88,250      88,331
  Income taxes                                    12,497      10,380
                                                --------    --------
     Total current liabilities                   151,706     147,320

Long-term debt, less current installments        204,248     207,446
Deferred income taxes                              5,336       5,096
Stockholders' equity:
  Preferred stock, $1 par. Authorized
   5,000 shares; none issued                         --          --
  Common stock, $1 par. Authorized
   40,000 shares; 18,860 and
   18,847 shares, respectively, issued
   and outstanding                                18,860      18,847
  Additional paid-in capital                     196,003     195,906
  Retained earnings                               48,469      45,409
  Cumulative foreign currency
   translation adjustment                            389         392
                                                --------    --------
     Total stockholders' equity                  263,721     260,554
                                                --------    --------
Total liabilities and stockholders'
  equity                                        $625,011    $620,416
                                                ========    ========

   (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                      Thirteen Weeks Ended
                                                     ----------------------
                                               September 27,       September 29,
                                                   1996                 1995
                                           ---------------------   --------------
                                                (unaudited)         (unaudited)
Net sales                                              $165,353         $157,172
Cost of sales                                           110,899          102,472
                                                       --------         --------

Gross profit                                             54,454           54,700

Marketing, selling and administrative                    37,270           37,010
 expenses
Research and development expenses                         3,759            3,724
Corporate expenses                                        2,994            2,363
Amortization of goodwill and other                        2,040            2,041
 intangibles                                           --------         --------
                                                         46,063           45,138
                                                       --------         --------

Corporate operating income                                8,391            9,562
                                                       --------         --------

Other (expense) income:
 Interest expense                                        (4,002)          (3,530)
 Interest income                                            779              683
 Other income and expense, net                              715              (25)
                                                       --------         --------
                                                         (2,508)          (2,872)
                                                       --------         --------

Income before income taxes                                5,883            6,690
Income taxes                                              2,823            2,896
                                                       --------         --------

Net income                                             $  3,060         $  3,794
                                                       ========         ========


Net income per share                                       $.16             $.20
                                                       ========         ========

Weighted average number of shares outstanding            19,023           19,147
                                                       ========         ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Thirteen Weeks Ended
                                                    ------------------------
                                               September 27,       September 29,
                                                   1996                 1995
                                           ---------------------   --------------
                                                (unaudited)         (unaudited)
Cash flows from operating activities:
  Net income                                           $  3,060         $  3,794
  Non-cash charges                                        6,826            8,361
  Changes in assets and liabilities,
   net of effect of acquisitions
     Receivables, net                                       393              272
     Inventories                                         (3,103)          (2,923)
     Other current assets                                (4,700)          (5,212)
     Income taxes                                         4,044            4,513
     Accounts payable and other                           2,580           (5,667)
      liabilities                                      --------         --------
Net cash provided by operating activities                 9,100            3,138
                                                       --------         --------
Cash flows from investing activities:
  Purchase of property and equipment                     (3,390)          (6,671)
  Net cash invested in acquisition of businesses             --           (2,463)
                                                       --------         --------
Net cash used for investing activities                   (3,390)          (9,134)
                                                       --------         --------
Cash flows from financing activities:
  Borrowings of long-term debt                           29,500           51,561
  Repayments of long-term debt                          (33,009)         (44,175)
  Proceeds from issuance of common stock                    110               70
                                                       --------         --------
Net cash (used for) provided by
 financing activities                                    (3,399)           7,456
                                                       --------         --------

Effect of exchange rate changes on cash                      (1)              23
                                                       --------         --------
Net increase in cash and cash
 equivalents                                              2,310            1,483
Cash and cash equivalents at beginning
 of period                                                1,785            1,740
                                                       --------         --------
Cash and cash equivalents at end of
 period                                                $  4,095         $  3,223
                                                       ========         ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 28, 1996, filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of September 27, 1996 and for the thirteen-week periods ended September 27, 1996 and September 29, 1995 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                  September 27,   June 28,
                                      1996          1996
                                  -------------   --------
            Raw material             $37,393      $33,980
            Work-in-progress          10,374        9,629
            Finished goods            36,273       37,328
                                     -------      -------
                                     $84,040      $80,937
                                     =======      =======

Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3.  Sale of Comfort Clinic

On October 18, 1996 the company sold its Comfort Clinic division for cash of $14 million. The sales price is subject to post-closing adjustment based on changes in book value as of the closing date. Following a strategic review of its businesses, the company had previously decided to focus on the homecare and extended care markets and to sell this consumer-oriented division. Comfort Clinic had sales of $10 million in the first quarter of fiscal 1997, or 6% of total sales, compared to $13 million or 8% of sales in the first quarter of fiscal 1996. The proceeds from the sale were used to reduce borrowings on the company's bank credit facility.

4.  Acquisition of Kid-Kart, Inc.

In September 1996 the company entered into an agreement to acquire Kid-Kart, Inc., a manufacturer of innovative pediatric positioning and dependent mobility products. Completion of the acquisition, which is subject to the satisfaction of various conditions, including the approval of the transaction by Kid-Kart, Inc. stockholders, is expected by the end of calendar year 1996.

5.  Contingencies

The company announced in October 1995 that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods. The investigation determined that net sales, operating income and assets at its Bio Clinic division had been overstated and liabilities had been understated as a result of actions by a small number of personnel in the division's finance and management information systems departments. As a result, the company restated its financial statements for the years ended June 30, 1995 and July 1, 1994. Following the October 1995 announcement, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits were consolidated in the U.S. District Court for the Southern District of California. In June 1996 the company reached an agreement in principle to settle the actions for $20 million. The company's share of the settlement was approximately $7 million, with the balance paid by the company's insurance carriers. The settlement is subject to final court approval. The agreement also includes settlement of a stockholder derivative action filed in San Diego Superior Court. Two derivative actions filed in Delaware state courts against many of the same defendants were dismissed in November 1996.

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

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1997 were $165.4 million compared to $157.2 million in the comparable period of fiscal 1996, an increase of 5%. Excluding the effect of the company's support surfaces rental and consumer businesses, which have been sold, sales grew 10%, with companies acquired during the past year adding 5%, base business growing 6%, and foreign currency translation reducing sales by 1%.

The company reports its operating results using three groupings, which reflect its operating management structure: Homecare and Extended Care (both based in North America) and Europe (which includes sales of both homecare and extended care products).

The Homecare Products group's sales increased 3% in the first quarter of fiscal 1997 to $64.4 million, compared to $62.7 million in the first quarter of fiscal 1996. This group was led by 11% growth of respiratory products, in part reflecting new product introductions. Wheelchair sales growth was at a lower rate, while sales of patient aids declined slightly. An extended consumer patient aids product line, Caremate/(R)/, was rolled out to Sears stores during the quarter.

The Extended Care Products group recorded sales of $24.0 million in the first quarter of fiscal 1997, a decline of 8% from sales of $25.9 million in the comparable period of fiscal 1996. A significant decline in sales of healthcare support surfaces (in part reflecting the sale of the company's air therapy rental business in January 1996) more than offset sales growth at the company's Joerns division. The level of operating losses in the healthcare support surfaces business narrowed significantly in the period ended September 27, 1996 in comparison to prior quarters.

In Europe, sales increased 20% in the first quarter of fiscal 1997 to $67.0 million compared to $56.0 million in the first quarter of fiscal 1996. The company's businesses in Germany, Spain, the U.K. and its European distribution group all had solid sales growth, while revenues in France declined slightly.

Key items as a percentage of net sales were:


                                             Thirteen Weeks Ended
                                            ---------------------
                                         September27,        September 29,
                                             1996                1995
                                         -------------       -------------
     Gross profit                           32.9%                34.8%
     Corporate operating income              5.1%                 6.1%
     Interest expense                        2.4%                 2.2%
     Net income                              1.9%                 2.4%

Gross profit of $54.5 million in the first quarter of fiscal 1997 was $.2 million below the $54.7 million recorded in the comparable period of fiscal 1996. The gross margin, or gross profit as a percentage of net sales, decreased by 1.9% to 32.9%, as a result of pricing and cost pressures on certain products, and lower margins in the company's consumer business (Comfort Clinic).

Marketing, selling and administrative expenses increased by 1% in the first quarter of fiscal 1997 compared to the prior year period, but declined as a percentage of net sales to 22.5% compared to 23.5% in the first quarter of fiscal 1996. The company incurred marketing costs of approximately $1.4 million in the 1997 period in connection with its sponsorship of the 1996 Atlanta Paralympic Games. Excluding these costs, marketing, selling and administrative expenses were 21.7% of net sales, with the improvement reflecting the results of a company-wide profit improvement program instituted early in the 1996 calendar year.

Corporate expenses were $3.0 million in the first quarter of fiscal 1997, an increase of $.6 million compared to the first quarter of fiscal 1996. This increase reflects costs associated with a new European corporate office, as well as higher internal audit and insurance costs.

Interest expense for the first quarter of fiscal 1997 was $4.0 million or 13% higher than interest expense of $3.5 million in the first quarter of the prior year, attributable to higher average borrowings and a slight increase in interest rates. Other income of $.7 million in the 1997 period includes the effect of the favorable resolution of a legal dispute.

The effective tax rate of 48.0% in the first quarter of fiscal 1997 was higher than the rate of 43.3% in the same period of fiscal 1995 as a result of non-deductible goodwill amortization representing a greater portion of income before income taxes.

Net income for the first quarter of fiscal 1997 was $3.1 million, or $0.16 per share, compared to net income of $3.8 million ($.20 per share) in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1997 the company's working capital increased by $2.9 million to $107.9 million. Cash of $9.1 million was provided by operating activities during the period, compared to $3.1 million in the first quarter of fiscal 1996. Purchases of property and equipment were $3.4 million, down from $6.7 million in the 1996 period. Long-term debt was reduced by $3.5 million in the first quarter of fiscal 1997.

The company recently signed a contract to purchase for $3 million a 370,000 square foot facility for the consolidation of four U.K.-based manufacturing divisions into a combined Sunrise Medical Ltd. entity. The consolidation is expected to be completed by October 1997.

The company recorded pre-tax charges from unusual items of $65.2 million in fiscal 1996. These expenses included: $18.6 million for costs of an internal investigation and restatement of historical financial statements and the settlement of related litigation, including attorneys' fees; $27.6 million for the write-down of assets in its support surfaces business to reflect revised estimates of net asset realizations, including goodwill; and $19.0 million related to a corporate reorganization and cost reduction program, including severance costs ($3.2 million), facility closing costs, and product line discontinuance expenses. Of the total charges of $65.2 million, approximately $36.2 million required cash payments and $29.0 million represented non-cash
charges.   A total of $18.8 million of the cash amounts had been paid by June
28, 1996, and an additional $1.6 million was paid during the first quarter of fiscal 1997. Substantially all of the $15.8 million balance of cash charges is expected to be paid over the next twelve months.

In October 1996 the company sold its Comfort Clinic division for cash of $14 million. See Note 3 of Notes to Condensed Consolidated Financial Statements. The proceeds were used to repay borrowings on the company's bank credit
facility.   Funds available as of September 27, 1996 under the credit facility were approximately $62 million.

The company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of its 1997 fiscal year. The effect of such adoption was not material.

IMPACT OF INFLATION

Inflation did not have any significant effect on the company's operating results in the first quarter of fiscal 1997.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The company has made forward-looking statements in this Form 10-Q. These statements are only predictions, however, and actual events or results may differ materially.

Risks facing the company include, but are not limited to: the impact of competitive products; pricing pressures caused by changes in Medicare and Medicaid policies and other factors; the costs of raw materials; future product demand and market acceptance risks; commercialization and technological difficulties, shifts in industry distribution channels; acceleration of the current trend of consolidation of the company's customer base; governmental regulation of medical device design and manufacturing (such as by the F.D.A. in the U.S.); the availability and financial prospects of future acquisition candidates; and other factors. Given these uncertainties, prospective investors are cautioned not to place undue reliance on forward-looking statements made by the company. The company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the company to reflect future events or developments.

                                 SUNRISE MEDICAL INC.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    Number                 Description
    ------                 -----------

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

   10.5 Second Amended and Restated Credit Agreement dated as of September 29,1995 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-K/A for the year ended June 30, 1995)

   10.6 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of May 2, 1996 among Sunrise Medical Inc. And certain subsidiary borrows and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 29, 1996)

  10.7 Second Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of August 22, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-K for the year ended June 28, 1996)

  27      Financial Data Schedule.

 (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 27, 1996.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SUNRISE MEDICAL INC.



Date: November 8, 1996                    /s/  Ted N. Tarbet
                                         ----------------------------
                                               Ted N. Tarbet
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date: November 8, 1996                    /s/   John M. Radak
                                         ----------------------------
                                            John M. Radak
                                        Vice President and Controller
                                        (Principal Accounting Officer)