Form 10-Q
period 1996-12-27
SUNRISE MEDICAL INC
filed 1997-02-10
CIK 720577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 27, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

       Registrant's telephone number, including area code: (619) 930-1500



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   x      No
                        ---         ---


Number of shares of common stock outstanding at January 31, 1997:  19,287,024

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           December 27,    June 28,
                                               1996          1996
                                        ---------------------------
                                            (Unaudited)
ASSETS
------
Current assets:
 Cash and cash equivalents                     $  2,339    $  1,785
 Trade receivables, net                         123,825     123,924
 Installment receivables, net                    11,622      10,312
 Inventories                                     88,841      80,937
 Income tax refunds receivable                    4,868      12,535
 Deferred income taxes                           17,908      17,802
 Other current assets                             6,697       5,016
                                               --------    --------
   Total current assets                         256,100     252,311

Property and equipment, net of
 accumulated depreciation of $81,271 and
 $75,151, respectively                           83,580      82,246
Goodwill and other intangible assets,
 net                                            285,239     278,857
Other assets, net                                 6,024       7,002
                                               --------    --------

Total assets                                   $630,943    $620,416
                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Current installments of long-term debt        $  5,291    $  5,748
 Trade accounts payable                          50,226      42,861
 Accrued compensation and other expenses         99,978      88,331
 Income taxes                                    13,470      10,380
                                               --------    --------
   Total current liabilities                    168,965     147,320

Long-term debt, less current
 installments                                   180,870     207,446
Deferred income taxes                             5,473       5,096
Stockholders' equity:
 Preferred stock, $1 par. Authorized
  5,000 shares; none issued                           -           -
 Common stock, $1 par. Authorized
  40,000 shares; 19,284 and 18,847
  shares, respectively, issued and
  outstanding                                    19,284      18,847

 Additional paid-in capital                     202,154     195,906
 Retained earnings                               50,921      45,409
 Cumulative foreign currency
  translation adjustment                          3,276         392
                                               --------    --------
   Total stockholders' equity                   275,635     260,554
                                               --------    --------

Total liabilities and stockholders'
 equity                                        $630,943    $620,416
                                               ========    ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                             Thirteen        Thirteen       Twenty-six      Twenty-six
                                            Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                           December 27,    December 29,    December 27,    December 29,
                                               1996            1995            1996            1995
                                           -------------   -------------   -------------   -------------
                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net sales                                      $169,710        $173,710        $335,063        $330,882
Cost of sales                                   115,098         119,553         225,997         222,025
                                               --------        --------        --------        --------

Gross profit                                     54,612          54,157         109,066         108,857

Marketing, selling and administrative
 expenses                                        36,982          43,271          74,705          80,281
Research and development                          3,742           3,969           7,048           7,693
Corporate expenses                                3,960           2,254           6,954           4,617
Amortization of goodwill and other
 intangibles                                      2,117           2,223           4,157           4,264
Unusual items                                        --          34,771              --          34,771
                                               --------        --------        --------        --------
                                                 46,801          86,488          92,864         131,626
                                               --------        --------        --------        --------

Corporate operating income (loss)                 7,811         (32,331)         16,202         (22,769)
                                               --------        --------        --------        --------

Other (expense) income:
    Interest expense                             (3,872)         (4,136)         (7,874)         (7,666)
    Other income and expense, net                   777             414           2,271           1,072
                                               --------        --------        --------        --------
                                                 (3,095)         (3,722)         (5,603)         (6,594)
                                               --------        --------        --------        --------

Income (loss) before income taxes                 4,716         (36,053)         10,599         (29,363)
Income taxes (benefit)                            2,264         (11,961)          5,087          (9,065)
                                               --------        --------        --------        --------

Net income (loss)                              $  2,452        $(24,092)       $  5,512        $(20,298)
                                               ========        ========        ========        ========

Net income (loss) per share                       $0.13          $(1.28)          $0.29          $(1.08)
                                               ========        ========        ========        ========

Weighted average number of shares
 outstanding                                     18,983          18,825          18,999          18,786
                                               ========        ========        ========        ========

    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            Twenty-six      Twenty-six
                                            Weeks Ended     Weeks Ended
                                           December 27,    December 29,
                                               1996            1995
                                        -------------------------------
                                            (Unaudited)     (Unaudited)

Cash flows from operating activities:
 Net income (loss)                             $  5,512        $(20,298)
 Non-cash charges                                13,887          17,954
 Changes in assets and liabilities, net
  of effect of acquisitions/divestitures:
  Receivables, net                               (9,732)            990
  Inventories                                    (8,574)          3,089
  Other current assets                           (1,816)        (16,714)
  Income taxes                                   10,757           5,997
  Accounts payable and other liabilities         19,067          12,962
                                               --------        --------

Net cash provided by operating
 activities                                      29,101           3,980
                                               --------        --------

Cash flows from investing activities:
 Purchase of property and equipment             (13,492)        (11,995)
 Proceeds from sale of business                  14,000              --
 Net cash invested in acquisition of
  businesses                                       (856)        (23,072)
                                               --------        --------

Net cash used for investing activities             (348)        (35,067)
                                               --------        --------

Cash flows from financing activities:
 Borrowings of long-term debt                    55,900         111,519
 Repayments of long-term debt                   (84,231)        (76,747)
 Proceeds from issuance of common stock             201             108
                                               --------        --------
Net cash (used for) provided by
 financing activities                           (28,130)         34,880
                                               --------        --------

Effect of exchange rate changes on cash             (69)             11
                                               --------        --------

Net increase in cash and cash
 equivalents                                        554           3,804
Cash and cash equivalents at beginning
 of period                                        1,785           1,740
                                               --------        --------

Cash and cash equivalents at end of
 period                                        $  2,339        $  5,544
                                               ========        ========


    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 28, 1996, filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of December 27, 1996 and for the thirteen-week and twenty-six week periods ended December 27, 1996 and December 29, 1995 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                    December 27,   June 28,
                                        1996         1996
                                    ------------   --------
            Raw material               $35,925      $33,980
            Work-in-progress            11,942        9,629
            Finished goods              40,974       37,328
                                       -------      -------
                                       $88,841      $80,937
                                       =======      =======

Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3.  Sale of Comfort Clinic

On October 18, 1996 the company sold its Comfort Clinic division for cash of $14 million. The sales price is subject to post-closing adjustment based on changes in book value as of the closing date. The company had previously decided to focus on the homecare and extended care markets and to sell this consumer products-oriented division. Comfort Clinic had sales of $13.9 million through the date of sale, or 4% of total sales for the twenty-six week period ended December 27,

1996, compared to sales of $24.7 million or 7% of sales in the first half of fiscal 1996. The proceeds from the sale were used to reduce borrowings on the company's bank credit facility.

4.  Acquisition of Kid-Kart, Inc.

On December 27, 1996 the company acquired Kid-Kart, Inc., a manufacturer of pediatric positioning strollers and other dependent mobility products, for 416,000 shares of common stock valued at $6.5 million and cash of $.5 million. The transaction has been accounted for as a purchase. Pro forma results of operations giving effect to the acquisition as though it had occurred on July 1, 1995 would not differ materially from amounts reported.

5.  Consolidation of U.S. Homecare Divisions

In January 1997 the company announced the merger of its five U.S. homecare divisions into a new business unit, with headquarters at the company's existing facility in Boulder, Colorado. The consolidation of administrative functions is expected to be completed by the end of the 1998 fiscal year. Management estimates at present that the one-time costs of consolidation and relocation will be approximately $4 million incurred over the next six quarters.

6.  Litigation

The company announced in October 1995 that it had commenced an internal investigation of its financial controls and financial statements for previously reported periods. The investigation determined that net sales, operating income and assets at its Bio Clinic division had been overstated and liabilities had been understated as a result of actions by a small number of personnel in the division's finance and management information systems departments. As a result, the company restated its financial statements for the years ended June 30, 1995 and July 1, 1994. Following the October 1995 announcement, the company and certain of its current and former officers, directors and employees were named as defendants in a number of stockholder class action lawsuits, each alleging violations of the federal securities laws and seeking unspecified damages. These lawsuits were consolidated in the U.S. District Court for the Southern District of California. In June 1996 the company reached an agreement in principle to settle the actions for $20 million. The company's share of the settlement was approximately $7 million, with the balance paid by the company's insurance carriers. The agreement also included settlement of a stockholder derivative action filed in San Diego Superior Court. Two derivative actions filed in Delaware state courts against many of the same defendants were dismissed in November 1996.

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

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen weeks ended December 27, 1996 compared to thirteen weeks ended December
--------------------------------------------------------------------------------
29, 1995
--------

Net sales for the second quarter of fiscal 1997 were $169.7 million compared to $173.7 million in the comparable period of fiscal 1996, a decrease of 2%. Excluding the effect of the company's divested support surfaces rental and consumer businesses, internal sales growth was 6% and foreign currency translation reduced sales by 1%.

The company reports operating results under three groupings, which follow its operating management structure: Homecare, Extended Care (both based in North America) and Europe (which includes both homecare and extended care products).

The North American Homecare Products group's sales increased 3% in the second quarter of fiscal 1997 to $72.4 million, compared to $70.3 million in the second quarter of fiscal 1996. This group was led by 5% growth in wheelchairs. Sales growth of respiratory products was at a lower rate, while sales of patient aids declined slightly.

The North American Extended Care Products group recorded sales of $24.5 million in the second quarter of fiscal 1997, a decline of 11% from sales of $27.5 million in the comparable period of fiscal 1996. A significant decline in sales of healthcare support surfaces (in part reflecting the sale of the company's air therapy rental business in January 1996) more than offset solid sales growth in nursing home beds.

In Europe, sales increased 8% to $69.6 million in the second quarter of fiscal 1997, compared to $64.7 million in the second quarter of fiscal 1996. The company's businesses in Germany, Spain, the U.K. and its European distribution group all had solid sales growth, while sales in France declined slightly.

Key items as a percentage of net sales (excluding unusual items) were:

                                               Thirteen Weeks Ended
                                           -----------------------------
                                           December 27,    December 29,
                                               1996            1995
                                           -------------   -------------
     Gross profit                                  32.2%          31.2 %
     Corporate operating income                     4.6%           1.4 %
     Interest expense                               2.3%           2.4 %
     Net income (loss)                              1.4%          (1.1)%

Gross profit of $54.6 million in the second quarter of fiscal 1997 was $.4 million above the $54.2 million recorded in the comparable quarter of fiscal 1996. The gross margin, or gross profit as a percentage of net sales, increased by 1.0% to 32.2%. Although gross margins in a number of domestic homecare product lines were adversely affected by pricing pressures induced by managed health care, this decline was more than offset by improved margins in other product lines, in particular in the restructured support surfaces business.

Marketing, selling and administrative expenses decreased 15% in the second quarter of fiscal 1997 compared to the prior year period, declining as a percentage of net sales to 21.8% from 24.9% in the second quarter of fiscal 1996. Excluding the sold businesses, marketing, selling and administrative expenses declined 3%, reflecting results of a company-wide cost reduction program.

Corporate expenses were $4.0 million in the second quarter of fiscal 1997, an increase of $1.7 million or 76% compared to the second quarter of fiscal 1996. A new European corporate office, together with higher internal audit and insurance costs pushed corporate expenses upward.

Interest expense for the second quarter of fiscal 1997 was $3.9 million or 6% lower than interest expense of $4.1 million in the second quarter of the prior year, as lower average borrowings more than offset increased interest rates.

In the second quarter of fiscal year 1996 the company reported unusual charges of $34.8 million. These charges included $13.1 million for an internal investigation and restatement of historical financial statements, including estimated attorneys' fees for defending litigation; $10.7 million for the write-down of support surfaces business assets (including goodwill of $2.0 million, loss on the sale of business of $2.1 million, and other asset adjustments of $6.6 million to reflect revised estimates of net asset realizations); and $11.0 million related to a company-wide reorganization and cost reduction program, including severance costs ($1.5 million), facility closing costs ($0.3 million), and product line discontinuance and other costs ($9.2 million).

The effective tax rate of 48.0% in the second quarter of fiscal 1997 compares to a rate of 33.2% used in determining the tax benefit in the second quarter of fiscal 1996. Non-deductible goodwill amortization causes the effective rate to differ from the statutory tax rate of 35%.

Net income in the second quarter of fiscal 1997 was $2.5 million, or $0.13 per share, compared to a net loss of $(24.1) million or $(1.28) per share in the second quarter of fiscal 1996. Excluding unusual items, the net loss in the prior year quarter was $(1.9) million or $(.10) per share.

Twenty-six weeks ended December 27, 1996 compared to twenty-six weeks ended
---------------------------------------------------------------------------
December 29, 1995
-----------------

Net sales for the first half of the company's 1997 fiscal year were $335.1 million, an increase of 1% over net sales of $330.9 million in the corresponding period of fiscal 1996. Sales growth was offset by divestitures; excluding businesses sold, sales increased 7%, with 6% internal growth and 2% from acquisitions, less 1% from foreign currency translation.

North American Homecare sales increased 3% to $137.5 million from $133.5 million in the first half of fiscal 1996, with modest growth in wheelchairs and respiratory products and a slight decrease in patient aid sales. The North American Extended Care group had sales of $48.5 million for the twenty-six week period ended December 27, 1996, a 9% decline from sales of $53.5 million in the corresponding 1996 period. This decline is from the divestiture in January 1996 of the company's support surfaces rental business, as well as a decline in sales of foam and air mattress products. Sales of nursing home beds increased significantly compared to the prior year period.

In Europe, sales increased 13% in the first half of fiscal 1997 to $136.6 million from sales of $120.7 million in 1996. Sales growth was particularly strong in the U.K., and sales in Germany and Spain also showed solid growth. Sales in France declined slightly.

Key items as a percentage of net sales (excluding unusual items) were:

                                              Twenty-six Weeks Ended
                                           -----------------------------
                                           December 27,    December 29,
                                               1996            1995
                                           -------------   -------------
     Gross profit                                  32.6%          32.9%
     Corporate operating income                     4.8%           3.6%
     Interest expense                               2.4%           2.3%
     Net income                                     1.6%           0.6%

Gross profit of $109.1 million in the first half of fiscal 1997 was similar to the $108.9 million recorded in the corresponding period of fiscal 1996. A decline in gross margin (gross profit as a percentage of net sales) from 32.9% to 32.6% resulted primarily from pricing pressures in the North American homecare business, which more than offset the gross margin increase resulting from the sale of Comfort Clinic in October 1996 and improved performance of the remaining support surfaces business.

Marketing, selling and administrative expenses declined 7% in the first half of 1997, from $80.3 million to $74.7 million. Adjusting for businesses sold, these expenses increased 3%, a lesser rate than the similarly adjusted sales increase of 7%, reflecting the results of a company-wide profit improvement program instituted early in the 1996 calendar year. Included in marketing, selling and administrative expenses for 1997 are one-time costs of $1.4 million for the company's sponsorship of the 1996 Atlanta Paralympic Games. Without these costs, marketing, selling and administrative expenses were 21.9% of sales in the first half of 1997 compared to 24.3% in 1996.

Corporate expenses of $7.0 million in the first half of fiscal 1997 were 51% above the $4.6 million recorded in the first half of fiscal 1996. A new European corporate office and higher internal audit and insurance costs contributed to this increase.

Interest expense increased 3% in the fiscal 1997 period compared to $7.9 million in the prior year period. Average borrowings were 8% lower in the first half of fiscal 1997, but savings were offset by higher interest rates. Interest and other income increased 112% to $2.3 million, including higher interest income earned on installment receivables and $.9 million from the favorable settlement of a legal dispute.

For the first six months of fiscal 1997, net income was $5.5 million or $.29 per share. The company recognized unusual charges of $34.8 million in the first half of fiscal 1996, resulting in a net loss of $(20.3) million or $(1.08) per share. Net income excluding the unusual items was $1.9 million or $.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $29.1 million was provided by operating activities during the six months ended December 27, 1996, compared to $4.0 million in the first half of fiscal 1996. Property and equipment purchases were $13.5 million, an increase of $1.5 million over the 1996 period. Long-term debt was reduced by $28.3 million in the first half of fiscal 1997, bringing the total debt reduction for calendar year 1996 to $46 million. The latter amount includes $20 million from the sale of businesses, $15 million from income tax refunds, and $31 million from ongoing operations, less $20 million paid for unusual items. Working capital decreased by $17.9 million to $87.1 million at December 27, 1996 compared to the June 28, 1996 level, caused largely by the sale of Comfort Clinic and use of the proceeds to reduce debt.

In November 1996 the company purchased a 370,000 square foot facility for $3 million to consolidate four U.K.-based manufacturing divisions into a combined Sunrise Medical Ltd. facility. The consolidation is expected to be completed by October 1997.

In January 1997 a merger was announced of the company's five U.S. homecare divisions into a new business unit, with headquarters at an existing facility in Boulder, Colorado. The consolidation of administrative functions is expected to be completed by the end of the 1998 fiscal year. Severance, relocation and other costs of the consolidation are currently estimated at approximately $4 million.

The company recorded pre-tax charges from unusual items of $65.2 million in fiscal 1996. These charges included: $18.6 million for costs of an internal investigation and restatement of historical financial statements and the settlement of litigation, including attorneys' fees; $27.6 million related to the support surfaces business, consisting of loss on the sale of businesses of $5.8 million, goodwill writedowns of $13.8 million and other asset adjustments of $8.0 million to reflect revised estimates of net asset realizations; and $19.0 million related to the company's reorganization and cost reduction program, including severance costs ($3.2 million), facility closing costs ($5.4 million), and product discontinuance and other expenses ($10.4 million). Of the total charges of $65.2 million, approximately $36.2 million involve cash payments and $29.0 million represent non-cash charges. Cash payments of $18.8 million were made through June 28, 1996, and an additional $2.9 million was paid during the first half of fiscal 1997. Substantially all of the $14.5 million balance of cash charges is expected to be paid over the next nine months.

In December 1996 the company acquired Kid-Kart, Inc. for common stock valued at $6.5 million and cash of $.5 million. The transaction was accounted for as a purchase. Pro forma results of operations assuming the acquisition had occurred at the beginning of fiscal 1996 would not differ materially from those reported.

In October 1996 the company sold its Comfort Clinic division for $14 million. See Note 3 of Notes to Condensed Consolidated Financial Statements. The proceeds
were used to repay borrowings on the company's bank credit facility.   Funds
available as of December 27, 1996 under the credit facility were approximately $84 million.

The company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of its 1997 fiscal year. The effect of such adoption was not material. The company has elected to continue to account for stock options in accordance with Opinion No. 25 of the Accounting Principles Board and will adopt the disclosure provisions of FASB Statement No. 123 in its fiscal 1997 financial statements.

IMPACT OF INFLATION

Inflation did not have any significant effect on the company's operating results in the first half of fiscal 1997.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q which are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The company has made forward-looking statements in this Form 10-Q concerning, among other things, the timing of the consolidation and reorganization of various company divisions and activities. These statements are only predictions, however, and actual events or results may differ materially as a result of risks facing the company.

These risks include, but are not limited to: the impact of competitive products; pricing pressures caused by changes in Medicare and Medicaid policies and other factors; the costs of raw materials; future product demand and market acceptance risks; product development; commercialization and technological difficulties, shifts in industry distribution channels; acceleration of the current trend of consolidation of the company's customer base; governmental regulation of medical device design and manufacturing (such as by the F.D.A. in the U.S.); and other factors. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The company disclaims any obligation to update any such factors, to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the company, or to make corrections to reflect future events or developments.

                              SUNRISE MEDICAL INC.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Number                                    Description
------                             -------------------------
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

10.5  Second Amended and Restated Credit Agreement dated as of September 29,
      1995 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-K/A for the year ended June
      30, 1995)

10.6 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of May 2, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.
      (Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 29, 1996)

10.7  Second Amendment to Second Amended and Restated Credit Agreement and
      Waiver dated as of August 22, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-K for the year ended June 28, 1996)

27    Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 27, 1996.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SUNRISE MEDICAL INC.



Date: February  7, 1997                   /s/  Ted N. Tarbet
                                         ----------------------------
                                               Ted N. Tarbet
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date: February  7, 1997                   /s/   John M. Radak
                                         -----------------------------
                                                John M. Radak
                                        Vice President and Controller
                                        (Principal Accounting Officer)