Form 10-Q
period 1997-03-28
SUNRISE MEDICAL INC
filed 1997-05-12
CIK 720577

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 28, 1997

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

       Registrant's telephone number, including area code: (760) 930-1500



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Number of shares of common stock outstanding at April 30, 1997:  19,295,024

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 March 28,       June 28,
                                                                                   1997            1996
                                                                              -------------   -----------
ASSETS                                                                         (Unaudited)
------
Current assets:
 Cash and cash equivalents                                                        $    710       $  1,785
 Trade receivables, net                                                            115,250        123,924
 Installment receivables, net                                                       12,680         10,312
 Inventories                                                                        89,657         80,937
 Income tax refunds receivable                                                       4,868         12,535
 Deferred income taxes                                                              17,908         17,802
 Other current assets                                                                6,584          5,016
                                                                                  --------       --------
   Total current assets                                                            247,657        252,311
Property and equipment, net of  accumulated
 depreciation of $84,204 and $75,151, respectively                                  87,406         82,246
Goodwill and other intangible assets, net                                          277,982        278,857
Other assets, net                                                                    6,529          7,002
                                                                                  --------       --------
Total assets                                                                      $619,574       $620,416
                                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current liabilities:
 Current installments of long-term debt                                           $  4,997       $  5,748
 Trade accounts payable                                                             38,790         42,861
 Accrued compensation and other expenses                                            96,432         88,331
 Income taxes                                                                        6,461         10,380
                                                                                  --------       --------
   Total current liabilities                                                       146,680        147,320

Long-term debt, less current installments                                          192,850        207,446
Deferred income taxes                                                                5,626          5,096
Stockholders' equity:
 Preferred stock, $1 par. Authorized 5,000 shares; none issued                           -              -
 Common stock, $1 par. Authorized 40,000 shares; 19,291 and 18,847
  shares, respectively, issued and outstanding                                      19,291         18,847
 Additional paid-in capital                                                        202,240        195,906
 Retained earnings                                                                  52,025         45,409
 Cumulative foreign currency translation adjustment                                    862            392
                                                                                  --------       --------
   Total stockholders' equity                                                      274,418        260,554
                                                                                  --------       --------
Total liabilities and stockholders' equity                                        $619,574       $620,416
                                                                                  ========       ========


    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                                      Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                                      March 28,   March 29,       March 28,     March 29,
                                                        1997        1996           1997          1996
                                                    -----------   -----------     ---------     ---------

Net sales                                             $158,419       $169,574     $ 493,482     $ 500,456
Cost of sales                                          107,645        113,370       333,642       335,395
                                                      --------       --------     ---------     ---------

Gross profit                                            50,774         56,204       159,840       165,061
                                                      --------       --------     ----------    ---------

Marketing, selling and administrative expenses          36,076         38,739       110,328       119,020
Research and development expenses                        4,365          3,721        11,866        11,414
Corporate expenses                                       2,730          2,768         9,684         7,385
Amortization of goodwill and other intangibles           2,067          2,194         6,224         6,458
Unusual items                                                -             --            --        34,771
                                                      --------       --------     ---------     ---------

Corporate operating income (loss)                        5,536          8,782        21,738      ( 13,987)
                                                      --------       --------     ---------     ---------

Other (expense) income:
   Interest expense                                   (  3,671)      (  4,455)    (  11,545)     ( 12,121)
   Interest income                                         828            623         2,382         1,989
   Other income and expense, net                      (     78)      (     70)          639      (    364)
                                                      --------       --------     ---------      --------
                                                      (  2,921)      (  3,902)    (   8,524)     ( 10,496)
                                                      --------       --------     ---------      --------

Income (loss) before income taxes                        2,615          4,880        13,214      ( 24,483)
Income tax expense (benefit)                             1,511          2,186         6,598      (  6,879)
                                                      --------       --------     ---------     ---------

Net income (loss)                                     $  1,104       $  2,694     $   6,616     $( 17,604)
                                                      ========       ========     =========     =========

Net income (loss) per share                              $0.06          $0.14         $0.35    $(    0.94)
                                                      ========       ========     =========     =========

Weighted average number of shares outstanding           19,407         18,987        19,164        18,799
                                                      ========       ========     =========     =========




    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                           Thirty-nine Weeks Ended
                                                          ---------------------------
                                                            March 28,      March 29,
                                                               1997           1996
                                                          --------------   ----------
Cash flows from operating activities:
  Net income (loss)                                            $  6,616    $( 17,604)
  Non-cash charges                                               20,939       25,370
  Changes in assets and liabilities, net of effect
     of acquisitions/divestitures:
         Receivables, net                                        (2,215)       4,207
         Inventories                                             (9,390)       2,599
         Prepaid expenses and other assets                          551     ( 12,184)
         Income taxes                                             3,748        8,733
         Accounts payable and other liabilities                   4,085        3,809
                                                               --------    ---------
Net cash provided by operating activities                        24,334       14,930
                                                               --------    ---------

Cash flows from investing activities:
  Purchase of property and equipment                           ( 22,150)    ( 15,520)
  Proceeds from sale of businesses                               14,000        6,004
  Net cash invested in acquisition of businesses               (    856)    ( 23,072)
                                                                _______    ---------
Net cash used for investing activities                         (  9,006)    ( 32,588)
                                                                _______    ---------

Cash flows from financing activities:
  Borrowings of long-term debt                                   99,000      137,819
  Repayments of long-term debt                                 (115,645)    (119,670)
  Proceeds from issuance of common stock                            294          115
                                                                -------    ---------
Net cash (used for) provided by financing activities           ( 16,351)      18,264
                                                                -------    ---------

Effect of exchange rate changes on cash                        (     52)          44
                                                                -------    ---------
Net (decrease) increase in cash and cash equivalents           (  1,075)         650
Cash and cash equivalents at beginning of period                  1,785        1,740
                                                                -------    ---------

Cash and cash equivalents at end of period                     $    710    $   2,390
                                                               ========    =========


    (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these condensed consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended June 28, 1996, filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of March 28, 1997 and for the thirteen week and thirty-nine week periods ended March 28, 1997 and March 29, 1996 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                  March 28,  June 28,
                                      1997      1996
                                  --------   --------
            Raw material          $35,943     $33,980
            Work-in-progress       11,954       9,629
            Finished goods         41,760      37,328
                                  -------     -------
                                  $89,657     $80,937
                                  =======     =======

Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3.  Sale of Comfort Clinic

In October 1996 the company sold its Comfort Clinic division for cash of $14 million. The sales price is subject to post-closing adjustment based on changes in book value as of the closing date. Comfort Clinic had sales of $13.9 million through the date of sale, or 3% of total sales for the three quarters ended March 28, 1997, compared to sales of $36.0 million or 7.2% of sales in the first three quarters of fiscal 1996. The proceeds from the sale were used to reduce borrowings on the company's bank credit facility.

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

5.  Consolidation of U.S. Homecare Divisions

In January 1997 the company announced the consolidation of all U.S. homecare divisions into a new business unit, with headquarters at the company's existing facility in Boulder, Colorado. The consolidation of administrative functions should be completed by the end of the 1998 fiscal year.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen weeks ended March 28, 1997 compared to thirteen weeks ended March 29,
------------------------------------------------------------------------------
1996
----

Net sales for the third quarter of fiscal 1997 were $158.4 million compared to $169.6 million in the comparable period of fiscal 1996, a decrease of 7%. Excluding the effect of the company's divested support surfaces rental and consumer businesses, internal sales growth was 2% and foreign currency translation reduced sales by 2%.

The company reports operating results under three groupings, which follow its operating management structure: Homecare, Extended Care (both based in North America) and Europe (which includes both homecare and extended care products).

Sales of the North American Homecare Products group increased 8% in the third quarter of fiscal 1997 to $71.9 million, compared to $66.3 million in the third quarter of fiscal 1996. This group was led by 11% growth in sales of respiratory products, aided by recently introduced new products, with wheelchairs achieving 8% growth and patient aids 5%.

The North American Extended Care Products group recorded sales of $22.6 million in the third quarter of fiscal 1997, a decline of 12% from sales of $25.5 million in the comparable period of fiscal 1996. A significant decline in sales of healthcare support surfaces (in part reflecting the sale of the company's air therapy rental business in January 1996) more than offset solid sales growth in nursing home beds.

In Europe, sales decreased by 3% to $64.0 million in the third quarter of fiscal 1997, compared to $66.5 million in the third quarter of fiscal 1996. Internal sales growth of 2% was offset by a 5% negative effect from foreign currency translations.

Key items as a percentage of net sales were:

                                         Thirteen Weeks Ended
                                         --------------------
                                       March 28,         March 29,
                                         1997              1996
                                         ----              ----
     Gross profit                          32.1%          33.1%
     Corporate operating income             3.5%           5.2%
     Interest expense                       2.3%           2.6%
     Net income                             0.7%           1.6%

Gross profit of $50.8 million in the third quarter of fiscal 1997 was $5.4 million below the $56.2 million recorded in the comparable quarter of fiscal 1996. The gross margin, or gross profit as a percentage of net sales, decreased 1.0% to 32.1%. Gross margins in a number of domestic homecare product lines were adversely affected by market pricing pressures indirectly driven by the growth of managed healthcare. Because the company's U.K. based manufacturing operations ship throughout Europe, the strength of the British pound against other European currencies also compressed profit margins.

Research and development expenses increased 17% to $4.3 million in the third quarter of fiscal 1997 from $3.7 million in the same period of fiscal 1996. This increase reflects the company's strengthened focus on developing new products and improvements to existing products.

Marketing, selling and administrative expenses decreased 7% in the third quarter of fiscal 1997 compared to the prior year period, while remaining a constant 22.8% of sales. Excluding businesses sold in the past year, marketing, selling and administrative expenses declined 2%, reflecting the continuing results of a company-wide cost reduction program. The current quarter includes substantially higher bad debt expense as two large U.S. homecare dealers unexpectedly ceased operations. Also, the company incurred severance payments related to a reduction in force. Excluding the bad debt expense and severance payments, marketing, selling and administrative expenses decreased 13% in the third quarter of fiscal 1997 compared to the same period in fiscal 1996.

Corporate expenses were $2.7 million in the third quarter of fiscal 1997, a decrease of $0.1 million or 1% compared to the third quarter of fiscal 1996, reflecting the results of ongoing cost reduction efforts.

Interest expense for the third quarter of fiscal 1997 was $3.7 million or 18% lower than interest expense of $4.5 million in the third quarter of the prior year, due to lower average borrowings and slightly lower interest rates.

The effective tax rate of 57.8% in the third quarter of fiscal 1997 compares to a rate of 44.8% in the third quarter of fiscal 1996. The tax provision in the quarter included an additional $0.2 million to increase the year-to-date tax rate to 50%. Non-deductible goodwill amortization causes the effective rate to be greater than the statutory tax rate of 35%.

Net income in the third quarter of fiscal 1997 was $1.1 million, or $0.06 per share, compared to net income of $2.7 million or $0.14 per share in the third quarter of fiscal 1996.

Thirty-nine weeks ended March 28, 1997 compared to thirty-nine weeks ended March
--------------------------------------------------------------------------------
29, 1996
--------

Net sales for the first three quarters of the company's 1997 fiscal year were $493.5 million, a 1% decrease from net sales of $500.5 million for the corresponding period of fiscal 1996. Excluding the net impact of businesses acquired or sold, which reduced sales by 4%, internal growth contributed 4% while foreign currency translations were a negative 1%.

North American Homecare sales increased 5% to $207.9 million from $198.7 million in the first three quarters of fiscal 1996, with modest growth in wheelchairs and respiratory products and a slight decrease in patient aid sales. The North American Extended Care group had sales of $71.1 million for the thirty-nine week period ended March 28, 1997, a 10% decline from sales of $78.9 million in the corresponding 1996 period. This decline results from the divestiture in January 1996 of the company's support surfaces rental business, as well as lower sales in the remaining support surfaces business. Sales of nursing home beds increased significantly compared to the prior year period.

In Europe, sales increased 7% in the first three quarters of fiscal 1997 to $200.6 million from sales of $187.2 million in 1996. A negative 3% foreign currency translation impact was offset by 3% attributable to acquisitions.

Key items as a percentage of net sales (excluding unusual items) were:

                                      Thirty-Nine Weeks Ended
                                     -------------------------
                                      March 28,     March 29,
                                        1997          1996
                                        ----          ----
     Gross profit                       32.4%         33.0%
     Corporate operating income          4.4%          4.2%
     Interest expense                    2.3%          2.4%
     Net income (loss)                   1.3%          0.9%

Gross profit of $159.8 million in the first three quarters of fiscal 1997 decreased by $5.3 million or 3.2% from $165.1 million in the corresponding period of fiscal 1996. The decline in gross margin (gross profit as a percentage of net sales) to 32.4% from 33.0% resulted primarily from pricing pressures in the North American homecare business, which more than offset the gross margin improvement resulting from the sale of Comfort Clinic in October 1996 and improved performance of the remaining support surfaces business.

Research and development expenses increased 4% in the nine month period of fiscal 1997 to $11.9 million from $11.4 million in the corresponding period of fiscal 1996. Research and development spending remained fairly constant at 2.4% of net sales for the three quarters ended March 28, 1997 compared to 2.3% of net sales for the same period in fiscal 1996.

Marketing, selling and administrative expenses declined 7% in the first three quarters of fiscal 1997, from $119.0 million to $110.3 million in the same period of fiscal 1996. Adjusting for businesses sold, these expenses increased 0.5%, a lower rate than the similarly adjusted sales increase of 5%, reflecting the results of a company-wide profit improvement program instituted early in the 1996 calendar year. Marketing, selling and administrative expenses for 1997 include one-time costs of $1.4 million for the company's sponsorship of the 1996 Atlanta Paralympic Games. Without these costs, marketing, selling and administrative expenses were 22.1% of sales in the first three quarters of 1997 compared to 23.8% in 1996.

Corporate expenses of $9.7 million in the first three quarters of fiscal 1997 were 31% above the $7.4 million recorded in the first nine months of fiscal 1996. Higher internal audit and insurance costs substantially contributed to this increase.

Interest expense decreased 5% in the fiscal 1997 period compared to $12.1 million in the prior year period. Average borrowings were 6% lower in the first nine months of fiscal 1997, but savings were partially offset by slightly higher interest rates. Interest income increased 20% to $2.4 million in 1997 from $2.0 million in 1996, consistent with the increase in the company's portfolio of installment receivables. Other income/expense in fiscal 1997 includes $.9 million from the favorable settlement of a legal dispute.

For the first nine months of fiscal 1997, net income was $6.6 million or $0.35 per share. In the corresponding period of fiscal 1996, the company recognized unusual charges of $34.8 million, resulting in a net loss of $17.6 million or a loss of $0.94 per share. Net income excluding the unusual items was $4.6 million or $0.24 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $24.3 million during the nine months ended March 28, 1997, compared to $14.9 million in the corresponding period of fiscal 1996. Property and equipment purchases were $22.2 million, an increase of $6.6 million over the 1996 period. Total debt was reduced by $15.3 million in the first three quarters of fiscal 1997. Working capital decreased by $4.0 million to $101.0 million at March 28, 1997 compared to the June 28, 1996 level, caused largely by the sale of Comfort Clinic and use of the proceeds to reduce debt.

In November 1996 the company purchased a 370,000 square foot facility for approximately $3.0 million to consolidate four U.K.-based manufacturing divisions into a combined Sunrise Medical Ltd. facility. The consolidation should be completed by October 1997.

In January 1997 the consolidation of all U.S. homecare divisions into a new business unit was announced, with headquarters at an existing facility in Boulder, Colorado. The consolidation of administrative functions will not be completed until the end of the 1998 fiscal year.

The company recorded pre-tax charges from unusual items of $65.2 million in fiscal 1996. These charges included: $18.6 million for costs of an internal investigation and restatement of historical financial statements and the settlement of litigation, including attorneys' fees; $27.6 million related to the support surfaces business, consisting of loss on the sale of businesses of $5.8 million, goodwill write-downs of $13.8 million and other asset adjustments of $8.0 million to reflect revised estimates of net asset realizations; and $19.0 million related to the company's reorganization and cost reduction program, including severance costs ($3.2 million), facility closing costs ($5.4 million), and product discontinuance and other expenses ($10.4 million). Of the total charges of $65.2 million, approximately $36.2 million involve cash
payments and $29.0 million represent non-cash charges.   Cash payments of $18.8
million were made through June 28, 1996, and an additional $4.2 million was paid during the first nine months of fiscal 1997. Substantially all of the $13.2 million balance of cash charges is expected to be paid over the next six months.

The company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of its 1997 fiscal year. The effect of such adoption was not material. The company has elected to continue to account for stock options in accordance with Opinion No. 25 of the Accounting Principles Board, and will adopt the disclosure provisions of FASB Statement No. 123 in its fiscal 1997 financial statements.

IMPACT OF INFLATION

Inflation did not have any significant effect on the company's operating results in the first half of fiscal 1997.

FORWARD-LOOKING STATEMENTS

The company has made forward-looking statements in this Form 10-Q concerning the timing of the consolidation of various Sunrise divisions worldwide, and the timing of cash payments related to restructuring and other liabilities. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) incrased industry pricing pressures; (iii) disruptions caused by the company's consolidation of operations, (iv) the rising costs of raw materials; (v) product development, commercialization and market acceptance risks; (vi) unfavorable governmental regulatory actions (such as by the FDA in the U.S.); and (vii) other factors referenced in the company's filings with the Securities and Exchange Commission. The company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the company, or to make corrections to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 21, 1996. The following eight directors were elected for a one-year term. The manner in which the shares represented at the meeting were voted in the election of each director is set forth below.

                            Voted                Withheld/
                             For                 Abstained
                          ----------             ---------
Lee A. Ault III           16,155,302               171,117
Richard H. Chandler       16,154,258               172,161
Lloyd E. Cotsen           16,151,702               174,717
Babette Heimbuch          16,149,885               176,534
Murray H. Hutchison       16,157,952               168,467
William L. Pierpoint      16,156,130               170,289
Joseph Stemler            16,155,822               170,597
John R. Woodhull          16,157,502               168,917


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Number                           Description
------                        -----------------

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

10.5 Second Amended and Restated Credit Agreement dated as of September 29, 1995 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-K/A for the year ended June 30, 1995)

10.6 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of May 2, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 29, 1996)

10.7 Second Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of August 22, 1996 among Sunrise Medical Inc. and certain 1996 subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (Incorporated herein by reference to the company's Form 10-K for year ended June 28, 1996)

 27    Financial Data Schedule

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 28, 1997.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SUNRISE MEDICAL INC.



Date:  May 9, 1997                        /s/  Ted N. Tarbet
                                         ----------------------------
                                               Ted N. Tarbet
                                         Senior Vice President and
                                         Chief Financial Officer
                                        (Principal Financial Officer)



Date:  May 9, 1997                        /s/   John M. Radak
                                         ----------------------------
                                                John M. Radak
                                         Vice President and Controller
                                         (Principal Accounting Officer)