Form 10-K405
period 1997-06-27
SUNRISE MEDICAL INC
filed 1997-09-18
CIK 720577

-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       FOR THE FISCAL YEAR ENDED JUNE 27, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT  OF 1934   For the transition period from            to
                                                       -----------  ----------

                              Commission File No.0-12744

                                 SUNRISE MEDICAL INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-3836867
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

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
     TITLE OF CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, par value $1.00                New York Stock Exchange
Common Stock Purchase Rights                 New York Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 91 days.    YES  /X/   NO  / /

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $255,950,000 as of August 29, 1997.

     On August 29, 1997, the registrant had 19,304,624 outstanding shares of $1 par value common stock.

                         DOCUMENTS INCORPORATED BY REFERENCE
        DOCUMENTS                                     FORM 10-K REFERENCES
        ---------                                     --------------------
Portions of the company's Definitive Proxy       Part III, Items 10-13 (Page 50)
Statement for its Annual Meeting of
Stockholders to be held on November 13, 1997


--------------------------------------------------------------------------------

                                 SUNRISE MEDICAL INC.

                                      FORM 10-K

                       FOR THE FISCAL YEAR ENDED JUNE 27, 1997

                                        INDEX
                                                                           PAGE
                                                                            ----

                                        PART I

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . 13
  --      Executive Officers of the Company . . . . . . . . . . . . . . . . 14



                                       PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . 16
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 17
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . 18
Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . 29
Item 9.   Disagreements on Accounting and Financial Disclosure. . . . . . . 29



                                       PART III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . . . 51
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 51
Item 12.  Security Ownership of Certain Beneficial Owners and Management. . 51
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . 51



                                       PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . 52
  --      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 54

                                        PART I

ITEM 1.  BUSINESS

    Sunrise Medical Inc. ("Sunrise" or the "company") is a worldwide leader in the design and manufacture of medical products used in two attractive growth markets -- home healthcare and extended care. Sunrise maintains number one or number two global market share positions for many of its products. The company's core product lines include custom manual and power wheelchairs and related seating systems; ambulatory, bathing and lifting products; home respiratory devices; healthcare beds and furniture; and therapeutic mattresses and other patient support surfaces. Headquartered in Carlsbad, California, the company is publicly traded on the New York Stock Exchange under the ticker symbol "SMD".

    The company manufactures its products in the United States, Mexico, the United Kingdom, Germany, France and Spain and distributes them through company-owned sales and distribution organizations in those countries as well as most of the rest of Europe, Canada and Australia. It also distributes through independent importers/distributors in more than 80 other countries. International sales accounted for 44% of total company revenues in the fiscal year ended June 27, 1997, up from 27% in fiscal 1992.

    Sunrise was founded in 1983 to take advantage of the shift in patients from hospitals to alternate site settings. The company believes that a number of factors will contribute to continued worldwide growth in the homecare and extended care markets, including: (i) the aging of the population; (ii) greater utilization of lower-cost, alternate-site treatment; (iii) patient preference for home healthcare; (iv) advances in technology facilitating improved outpatient care; (v) greater emphasis on integrating the disabled into the community; and (vi) the increasing popularity of wheelchair sports and recreational activities among the disabled.

    The company's long-term strategic objective, which it calls its "strategic intent," is to achieve global market leadership positions in homecare and extended care products. Sunrise is already one of the largest firms in its industry internationally and is a leader in most of its U.S. product markets as measured by industry sales. The company seeks to achieve global market leadership through five growth strategies:

- MARKET FOCUS. Offer a full range of products and services to target customer groups -- home care providers and extended care institutions thereby leveraging the company's strong salesforces and distribution networks. Provide an exceptional level of customer service, including fast delivery, convenient financing, user friendly electronic commerce, and educational support programs.

- PRODUCT SUPERIORITY. Maintain leadership in product innovation by applying the latest technologies to solve patient problems associated with disabilities, respiratory ailements, and alternate site care.

- COST LEADERSHIP. Enhance the company's Pursuit of Excellence program, with its emphasis on continuous improvement in manufacturing methods, product cost, quality metrics, and asset management disciplines.

    Improve margins through centralized purchasing, plant consolidations, administrative streamlining, and shifting production to lower labor cost countries such as Mexico and Spain.

- GLOBAL EXPANSION. Extend domestic market leadership internationally through an aggressive export sales function. Lead the industry in global consolidation, establishing company-owned sales/distribution organizations in major countries around the world. Leverage competitive advantages in product technology, manufacturing capacity, distribution coverage, and management systems to capitalize on worldwide market growth trends.

- STRATEGIC ACQUISITIONS. Enhance core businesses by acquiring proprietary technologies and product lines that yield immediate synergy or help enter fast growing market niches.

RE-ENGINEERING PROGRAM

    In recent years government budgetary pressures and the rise of managed care organizations have dramatically changed the U.S. healthcare marketplace, causing homecare products to be viewed more generically and putting downward pressure on prices. Further, home medical equipment providers have been consolidating into a number of national chains and buying groups, who have used their new purchasing power to intensify this pressure.

    In the early 1990's, Sunrise operated with a decentralized structure, built around product-specific salesforces and management teams. As the new industry reality emerged, the company implemented a progression of consolidation steps,announced publicly as follows:

    JANUARY 1995: Formation of SunMed Service ("SMS") to unify order entry, customer service, and physical distribution of standard products in the U.S. homecare market through a network of eight distribution centers. SMS was launched in February 1996.

    JANUARY 1996: Integration of six U.S. homecare salesforces into three; merger of SMS into Guardian division; merger of Jay and Quickie divisions; and headcount reductions of 6% across all Sunrise divisions.

    JUNE 1996: Consolidation of four U.S. institutional product divisions into the Continuing Care Group; consolidation of four French subsidiaries; merger of two German subsidiaries; and establishment of a Mexican maquiladora factory in Tijuana to manufacture personal care products.

    JANUARY 1997: Merger of five U.S. homecare divisions into the Home Healthcare Group, with a single salesforce, launched July 1, 1997; consolidation of four U.K. manufacturing divisions into one plant, with the last move to be completed by October 1997; and conversion to a common enterprise resource planning hardware/software platform in North America and in Europe.

    This re-engineering program has spanned three fiscal years and is expected to be completed by the end of calendar 1998. Most of the remaining financial impact will be in fiscal 1998, when pre-tax expenses estimated at $13 million will be incurred, primarily costs of conversion to common computer software packages in North America and in Europe. Other re-engineering costs include the relocation of production activities and personnel and the disposition of facilities and equipment.

HOME HEALTHCARE GROUP

    The  Home Healthcare Group ("HHG") was consolidated into a single business
in fiscal 1997.   Headquartered in Longmont, Colorado, HHG focuses on  the
outpatient equipment needs of the elderly and the disabled. Headquarters functions include sales, marketing, finance, information systems, customer service, distribution, human resources and SunMed Finance, the company's dealer installment financing division. Product development and manufacturing activities are assigned to three product divisions, each with a global market perspective: Mobility Products (wheelchairs, including custom, power, pediatric and standard wheelchairs, and seating and positioning systems); Personal Care Products (standardized medical products designed to assist in walking, bathing, toileting, patient lifting and patient mobility); and Respiratory Products (aerosol, oxygen and sleep therapy products). The products of the three divisions are sold through a single nationwide salesforce that calls on a network of home medical equipment ("HME") providers, rehabilitation technology suppliers, and drug wholesalers. Included within HHG are the company's distribution organizations in Canada and Australia, and its export sales activities throughout the Americas and the Pacific Rim. Sales of the Home Healthcare Group were $282 million, up 7%, and accounted for 43% of the company's total sales in 1997.

MOBILITY PRODUCTS DIVISION

    The Mobility Products Division's primary product lines are QUICKIE custom
wheelchairs and JAY seating systems.   The QUICKIE range includes manual
ultralight rigid and folding chairs, standard lightweight chairs, pediatric positioning chairs, power chairs, and wheelchairs designed for racing, basketball, tennis, and other disabled sports. U.S. wheelchair plants are located in Fresno, California and Avon Lake, Ohio. QUICKIE brand products are also manufactured by the company's U.K. subsidiary for European customers. JAY wheelchair cushions and modular positioning provide flexible, cost-effective solutions to the seating and postural problems of wheelchair users with special needs. The cushions and pads are filled with JAY FLOW, a patented fluid material designed and manufactured at the company's facility in Longmont, Colorado. JAY products are designed to fit all major brands of wheelchairs.

    Sunrise expanded its product offering in the pediatric wheelchair market with its acquisition of Kid-Kart, Inc. in December 1996. Kid-Kart designs, manufactures and markets strollers, push wheelchairs, positioning systems, and other adaptive medical equipment for the pediatric rehabilitation market, including units designed to be transportable by bus.

PERSONAL CARE PRODUCTS DIVISION

    The Personal Care Products Division features the professional line of GUARDIAN brand patient aids, marketed through HME providers, and a line of consumer-packaged personal care products under the CAREMATE brand name, which is distributed through drug stores, home centers, department stores and specialty retailers. During 1997 production of certain products was shifted from the division's main plant in Simi Valley, California, to a leased facility in Tijuana, Mexico. Additional production will be shifted upon completion of a larger factory now under construction.

RESPIRATORY PRODUCTS DIVISION

    The Respiratory Products Division manufactures at plants in Somerset, Pennsylvania and Ft. Pierce, Florida. Product categories include a broad range of aerosol, oxygen and sleep therapy home respiratory products under the DEVILBISS brand name. Aerosol devices convert liquid medicine into airborne particles to treat breathing disorders such as asthma and cystic fibrosis. Oxygen concentrators are electrical devices that enrich normal room air up to 93% purity for patients suffering from chronic obstructive lung diseases such as
emphysema and bronchitis.   Portable liquid and gas oxygen systems allow oxygen
users to leave their homes and resume normal activities for up to eight hours at a time. The PULSEDOSE proprietary demand oxygen delivery devices, using a given supply of liquid or gaseous oxygen, can triple the range of a patient. Sunrise also manufactures the DEVILBISS HORIZON line of sleep products, which alleviate adult obstructive sleep apnea by supplying continuous positive airway pressure ("CPAP") while patients are sleeping. DEVILBISS products are distributed globally, with European manufacturing support provided in the U.K. by Sunrise Europe.

CONTINUING CARE GROUP

    The Continuing Care Group ("CCG"), with headquarters in Stevens Point, Wisconsin, manufactures products that foster ease of care for recovering patients and long term residents in nursing homes, subacute facilities, hospitals and assisted living centers. Product lines include healthcare beds, nursing home furniture, patient support surfaces, patient lifters and specialized institutional bathing systems. CCG's products are sold through two salesforces, one focused on extended care and the other on hospitals. In addition, homecare beds and therapeutic mattresses are sold through the HHG salesforce to homecare dealers. Foreign sales of institutional products are made through Sunrise's international export sales and distribution network. CCG sales were $93 million in 1997, down 11%, and represented 14% of total company sales.

    The JOERNS product line consists of healthcare beds, patient room furniture, overbed tables, dining room and commons area furnishings. BIO CLINIC support surfaces cover a range of cost-effective products for the prevention and treatment of pressure sores--dermal wounds which can afflict immobilized patients. This broad product line includes: portable low air loss mattress systems; specialty mattresses; foam overlays; and foam operating room positioners. BIO CLINIC disposable products are sold through medical/surgical distributors, who supply them to their hospital and nursing home customers. HOYER patient lifters and slings are used in institutional and home settings to lift and transfer disabled patients between bed, bathtub, wheelchair and automobile. PARKER bathing systems are specialized bathtubs that recline or elevate with lifters designed specifically for a nursing home.

    In fiscal year 1997, Sunrise formed CCG by consolidating into a single business what were formerly the Joerns, Bio Clinic, Hoyer and Parker U.S. divisions. This group integrates the domestic manufacturing, marketing and distribution of all Sunrise products aimed at nursing homes and hospitals. The Bio Clinic manufacturing facility in Ontario, California was closed and the move to Stevens Point completed in June 1997. In addition, CCG manufactures patient lifters in Oshkosh, Wisconsin and foam products in Baldwyn, Mississippi.

SUNRISE MEDICAL EUROPE

    Sunrise manufactures products in four European countries (United Kingdom, Germany, Spain and France) and also owns distribution companies in the Netherlands, Norway, Sweden, Italy and Switzerland that distribute the company's products into these and surrounding countries. Sales in Europe have grown significantly in each of the last four years, reflecting expansion of the company's core businesses as well as a number of acquisitions. European sales were $268 million, up 5%, and accounted for 41% of total company sales in 1997.

    In the United Kingdom, Sunrise manufactures and markets five major product lines: wheelchairs, personal care products, patient lifters, respiratory products and bathing systems. The wheelchair product line includes QUICKIE custom manual wheelchairs, POWERTEC power wheelchairs, STERLING electric scooters and MINIVATOR home stairlifts. COOPERS canes, walkers, bath safety products and aids for daily living are sold through homecare dealers and retail drugstores. DEVILBISS oxygen concentrators are rented through the U.K. national health service and exported throughout Europe. The OXFORD line of Sunrise lifting systems for patient transfers covers a broad range of applications in both institutional and home care use. PARKER specialized bathing systems are sold in the U.K., France and the U.S. In recent years exports have increased steadily to more than 40 countries, including, most importantly, the company's European distribution network.

    In Germany, Sunrise manufactures and markets the SOPUR line of custom lightweight manual, power, pediatric and performance wheelchairs. Other Sunrise homecare products such as JAY seating systems, DEVILBISS oxygen concentrators and

Spanish manufactured standard wheelchairs are also distributed by this organization to homecare dealers throughout Germany and Austria.

    The company's Spanish subsidiary, located in Bilbao, manufactures URIBARRI standard wheelchairs and patient aids, providing Sunrise with a low-cost European manufacturing base. URIBARRI wheelchairs and patient aids are sold throughout Spain and exported to many countries, including Sunrise divisions in Europe and Australia.

    In France, Sunrise manufactures nursing home beds and furniture in Tours under the CORONA and TEKTONA SANTE brands. CORONA products are marketed to French nursing homes and hospitals through a direct salesforce, while homecare products are sold through a nationwide network of home medical equipment dealers. Sunrise France also distributes QUICKIE and SOPUR brand wheelchairs, the DEVILBISS line of respiratory products, and PARKER bathing systems.

    In fiscal 1997 Sunrise announced a series of consolidations of its European operations within each major country in order to eliminate administrative redundancies, capitalize on economies of scale, and enhance cost efficiencies. In France, four separate operating locations were consolidated in Tours under a single management structure. In Germany, the distribution and manufacturing activities were integrated into the SOPUR business in Malsch. In the U.K., Sunrise purchased an existing 370,000 square-foot manufacturing facility in Wollaston (Birmingham area) England, refurbished it, and began relocating four factories to the new site (wheelchairs, patient lifters, personal care products and respiratory products). These factory moves, involving approximately 1,150 jobs, are expected to be completed in October 1997. The conversion of European computer systems onto a common hardware/software platform is expected to be completed by the end of fiscal 1998.

SALES AND DISTRIBUTION

    Home Healthcare Group products are sold through a nationwide salesforce that calls on a network of 12,000 HME providers, rehabilitation technology suppliers and drug wholesalers. Special attention is being directed to larger regional and national accounts, including the deployment of incentive programs that benefit customers who purchase from multiple Sunrise divisions. HHG offers consolidated customer service, order entry, distribution and credit functions for standard products sold to the domestic HME market. Order processing centers are maintained in California and Pennsylvania, and eight regional distribution centers are located throughout the United States. Large national accounts and independent homecare providers are able to purchase standard products across all Sunrise divisions by placing a single order; products are shipped the next day from one of the regional distribution centers. However, customized products, such as most QUICKIE wheelchairs and many JAY cushion products, continue to be ordered directly and shipped from those factories.

    Continuing Care Group sells its products directly to healthcare institutions through its own nationwide salesforce. In the case of capital equipment such as beds and bathing systems, company account representatives demonstrate and sell products directly to nursing homes and other continuing care institutions where clinicians such as directors of nursing play a key role in product evaluations and ultimate decision making. In the case of hospital disposable products, such as EGGCRATE mattress overlays, a second CCG sales force calls on hospital influencers such as enterostomal therapy (E.T.) specialists to stimulate demand, but products are sold and distributed through medical/surgical distributors. Contracts with hospital groups and group purchasing organizations also play an important role in purchasing decisions.

    Sunrise products are marketed in Europe through distribution channels that resemble U.S. patterns. Home medical equipment products are distributed through independent medical equipment dealers in most countries, although, under Scandinavia's state-controlled healthcare systems, the local technical aid centers perform a similar function. The company has its own salesforces calling on these distribution channels in all major countries of Western Europe. Institutional products are sold direct to nursing homes and hospitals through the company's own salesforces in the U.K., France and several other countries.

    Two separate export sales teams represent all Sunrise product lines in their respective global regions. They are responsible for developing import distributor relationships in all countries where Sunrise products are sold. One team, part of HHG, covers the Americas and Pacific Rim, while the second team, part of Sunrise Medical Europe, covers Europe, the Middle East, Africa, and Central Asia.

COMPETITION

    Sunrise encounters significant domestic and foreign competition from a number of well-established manufacturers in each of its product lines. Sunrise's primary competitors in the U.S. are Invacare Corporation, Nellcor Puritan Bennett, Graham-Field and Hillenbrand Industries. Invacare competes with Sunrise in almost every product line and market. On September 8, 1997, Graham-Field, annouced an agreement to acquire Fugua Enterprises, another major competitor. In the European homecare market, Meyra Ortopedia (Germany) and Scandinavian Mobility are the most important competitors.

    Sunrise competes primarily on the basis of its product features and performance, the range of products offered, the quality of its customer service and delivery, the competitiveness of its prices, the technical expertise of its salesforces, and the strength of its distribution operations and independent dealer network. In certain countries and product markets, including the United States, the company faces competition from other manufacturers that have larger market shares, more extensive financial resources or other competitive advantages.

MANUFACTURING

    The company operates 17 manufacturing plants in the U.S., Mexico, and Western Europe. Manufacturing processes include metal fabrication, welding/brazing, injection molding, circuit board assembly, powder coating, final assembly, life testing and quality assurance. Certain components used in the company's products, such as small motors and electronic controls, are manufactured by third parties. Although the company purchases most of its raw materials, components and supplies from a number of different vendors, it does procure a few components and materials on a single-source basis. If one of these single-source vendors failed to deliver components as planned, the company would be temporarily unable to ship certain of its products. During the past few years, prices paid by the company for certain raw materials, such as aluminum, foam and wood, have fluctuated widely. When prices have increased, the company has not always been able to pass along the full effect of such increases to its customers. In addition, its manufacturing margins have recently been hurt by the strengthening of the British pound, since a major portion of Sunrise Europe sales come from products manufactured in the U.K. and sold on the Continent.

    The company has utilized a variety of operational tools such as "just-in-time" manufacturing, demand flow technology, value engineering, total quality management, target costing, and its Associate suggestion system to reduce product costs, increase quality, shorten delivery cycles and improve asset turnover. These complementary techniques are all part of the company's Pursuit of Excellence program. All Sunrise factories have earned ISO 9001 certification, the international standard for quality assurance in design and manufacturing.

RESEARCH AND DEVELOPMENT

    Sunrise conducts research and development at each of its manufacturing divisions. For the year ended June 27, 1997, the company spent $16.5 million on research and development, or 2.5% of sales, compared to $15.5 million, or 2.3% of sales, in the prior year. Each operating unit establishes annual objectives for introducing new products, and the company tracks progress against those objectives on a regular basis. The company introduced more than 100 new products in each of the last two fiscal years.

PATENTS AND TRADEMARKS

    Sunrise currently holds patents associated with certain existing products and has filed applications for additional patents covering certain of its newer products. Although some of these patents can provide a meaningful competitive advantage in a particular product market, overall, management does not consider the ownership of patents essential to its current or future market position. The company relies primarily on product quality and features, strong marketing and distribution networks, competitive prices, and responsive customer service to protect and improve its competitive positions.

    This annual report discusses many of the brands and trademarks owned and used by Sunrise and its subsidiaries. For ease of reading, these brands have been indicated in capital letters, and trademark and registration designations have been omitted.

WARRANTY

    The company's products are generally sold with limited warranties for periods of up to five years. Customers may also purchase extended warranties on certain products. Some components of the company's wheelchair products have a lifetime warranty. The expected warranty expense associated with each product sold is booked at the time of sale, and the adequacy of those warranty reserves is reviewed regularly.

GOVERNMENT FUNDING AND REGULATION

    The healthcare industry is affected by extensive government funding and regulation at the federal and state levels.

    MEDICARE AND MEDICAID. Medicare is a federally funded health insurance program administered by private insurance companies providing health insurance coverage for persons 65 or older and certain persons with disabilities.
Medicaid is a federally and state-funded health insurance program administered by state governments that provides reimbursement for healthcare related expenses for certain financially and medically needy persons regardless of age. These programs provide reimbursement to homecare providers for rentals and sales of medical equipment and related supplies. Medicare generally pays 80% of the allowable rate of reimbursement for home medical equipment items, while Medicaid generally pays 100%.

    The company estimates that approximately 21% of its 1997 sales were ultimately funded by these U.S. government programs. While the company itself is not a provider under Medicare or Medicaid, its products are sold to homecare dealers, nursing homes and hospitals that are providers under these programs and do depend upon Medicare and Medicaid reimbursement for a portion of their revenue. Changes in Medicare/Medicaid regulations can adversely impact the company's revenues and collections indirectly by reducing the reimbursement rate received by HME providers, thus making it less profitable for them to sell or rent products to the end-user. This, in turn, can put downward pressure on prices charged for the company's products sold through this channel.

    Management believes that intensified healthcare cost containment efforts through managed care continue to favor lower cost alternatives such as home healthcare and nursing home care, as has been the case historically. Increasingly, government funded programs are relying on managed care programs to provide healthcare insurance to their beneficiaries. The company has made special efforts in recent years to allocate more of its new product engineering dollars to lower cost, more generic products favored by managed care and Medicare/Medicaid programs.

    The recently passed Balanced Budget Act of 1997 will reduce reimbursement for oxygen concentrator rentals by 30% over two years, beginning January 1, 1998. Domestic sales of oxygen concentrators accounted for approximately 4% of the company's sales in 1997, and a lesser percentage of gross profit. Other features of the new law, such as the creation of a separate reimbursement category for portable oxygen products and the addition of a patient upgrade capability using personal funds, are expected to have a favorable impact on the sale of certain homecare products.

    FDA REGULATION. Medical products manufactured by the company in the U.S. are subject to regulation by the U.S. Food and Drug Administration ("FDA"). Most such medical devices must be the subject of device listings filed with the FDA, and medical device manufacturers must be registered. Certain products require clearance by the FDA prior to marketing and distribution in the United States. Delays in receiving such approval can adversely affect the company's ability to introduce new products on a timely basis and impact the company's results of operations and financial condition. During the last two years, such delays have slowed new product introductions and, in a number of cases, have led to their initial marketing overseas in advance of the United States.

EMPLOYEES (ASSOCIATES)

    The company employed 4,254 full-time Associates worldwide as of June 27, 1997. Approximately 400 Associates at two factories in the United States are covered by collective bargaining agreements that expire in June 1998 and 2002. In Europe, 236 Associates in the

United Kingdom and 142 in Germany are covered by national union arrangements. The company has not experienced a strike, work stoppage or labor disturbance during its 14-year history. The company believes that its labor relations are good. Sunrise refers to its employees as Associates.

BACKLOG

    Sunrise's backlog of firm orders at June 27, 1997 was approximately $39 million, compared to $44 million at June 28, 1996. Approximately $16 million in 1997 and $20 million in 1996 represented orders for patient room beds and furnishings, the one portion of Sunrise's business for which backlog is believed to be a meaningful predictive factor because of the long order lead times in this market. Generally, Sunrise manufactures the balance of its products to its forecast of near-term demand, shipping immediately from stock, or else produces customized products based on actual orders received and ships within a short period thereafter. As a result, Sunrise does not have a substantial backlog for these products. Management does not believe that its overall backlog at any particular time is a very meaningful indicator of future sales levels.

WORKING CAPITAL REQUIREMENTS

    The company does not maintain inventory of its products for a significant period of time (see "Backlog"). Most of the company's products are manufactured in connection with specific orders which are shipped in less than 30 days, and in many cases less than 72 hours, from receipt of the order. Patient room bed and furnishing products also are manufactured in connection with specific orders, but may take from one to three months until products are ready to ship. The company maintains a larger stock of those component parts which require longer lead times to obtain from suppliers to minimize the risk of extending time periods to fulfill product orders. Most of the company's sales are made on standard terms requiring payment by the customer within 30 days of delivery. Some sales are made on extended terms on a selective basis. Certain customers elect to finance their purchases with installment note contracts offered by the company's captive finance subsidiary. The company occasionally accepts products for replacement upon customer request. However, returns for credit or refund have not been a material aspect of the company's business.

FOREIGN OPERATIONS

    Sunrise has foreign subsidiaries with manufacturing and distribution operations in the United Kingdom, France, Germany, Spain and Mexico. In addition, company-owned sales/distribution companies are located in Canada, Australia, the Netherlands, Norway, Sweden, Switzerland and Italy. All of Sunrise's manufacturing and distribution facilities are located in industrially developed areas where qualified labor and material supply have been readily available at economic rates.

ITEM 2.  PROPERTIES

    Sunrise's corporate headquarters office is located in Carlsbad, California, and comprises approximately 21,000 square feet of leased space that Sunrise occupies under a lease expiring in

2004. Sunrise conducts its U.S. operations from 12 leased facilities (totaling approximately 962,000 square feet) under leases with expiration dates ranging from 1997 through 2008, and also operates factories using four company-owned facilities totaling approximately 411,000 square feet.

    For its international operations, Sunrise leases 35 facilities in Europe, Canada and Australia (totaling approximately 321,000 square feet) under leases with expiration dates extending through 2017, together with 10 company-owned facilities in Europe with approximately 835,000 square feet. The number of facilities will decline as consolidations of operations in the U.K., France and Germany are completed.

    Sunrise's facilities are used primarily for manufacturing, distribution and administration. Sunrise has options to renew a number of its leases, as well as purchase options on certain leased facilities. Management believes that its facilities are adequate for Sunrise's current needs.

ITEM 3.  LEGAL PROCEEDINGS

    The company is a party to various legal proceedings arising in the ordinary course of business. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the financial position or results of operations of the company.

    The Securities and Exchange Commission ("SEC") has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial statements. The company is cooperating fully with the SEC in its investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the company's stockholders during the fourth quarter of fiscal 1997.

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

NAME                    AGE POSITION
----                    --- --------
Richard H. Chandler     54  Chairman of the board, chief executive officer
                            and president

Steven A. Jaye          41  Senior vice president, general counsel and
                            secretary

Dennis J. McCarthy      56  President - Continuing Care Group

Thomas H. O'Donnell     54  President - Home Healthcare Group

Barrie Payne            60  President - Sunrise Medical Europe

John M. Radak           36  Vice president and controller

Ted N. Tarbet           44  Senior vice president and chief financial
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

Steven A. Jaye was elected senior vice president, general counsel and secretary of the company in August 1996 after joining the company as vice president and general counsel in August 1995. From 1991 through 1995, Mr. Jaye served as the vice president - legal affairs for Magma Power Company, a publicly traded international power producer. From 1984 through 1991 he served as a business attorney with the law firm of Latham & Watkins. Prior to receiving his legal degree, Mr. Jaye served as a design, production and quality assurance engineer for a subsidiary of Hughes Aircraft Company.

Dennis J. McCarthy was elected president of the Continuing Care Group in June 1997 after serving as president of Joerns Healthcare Inc. (a Sunrise subsidiary) since September 1990. From 1986 to 1989, Mr. McCarthy was president of the Document Management Products Company

(DMPC), a subsidiary of Bell & Howell Company that manufactures and markets office products and systems, where he also served as a corporate vice president. From 1981 to 1986, he was president of the Computer Output Microfilm Division of Bell & Howell.

Thomas H. O'Donnell was elected president of the Home Healthcare Group in June 1997. He served as executive vice president--operations of the company from January 1987 until August 1988, when he was elected president of Quickie Designs Inc. (a Sunrise subsidiary). In January 1996 he was named senior vice president--North America. In 1986 Mr. O'Donnell was president and chief operating officer of General Computer Company, a manufacturer and distributor of personal computer peripherals. From 1984 to 1985, he was chief executive officer of Connecting Point of America, Inc., a chain of computer retail stores. From 1967 to 1984, he was with IBM Corporation in a variety of management positions, most recently as vice president--product management for the Entry Systems Division.

Barrie Payne was elected president of Sunrise Medical Europe in June 1997. He was named senior vice president--Europe in January 1996, after serving as managing director of Sunrise Medical Ltd. (a Sunrise subsidiary) since June 1983. Previously, Mr. Payne was president of A-BEC Mobility Inc., a distributor of electric wheelchairs and other power mobility products that was founded by him in 1972 and was purchased by Sunrise Medical in 1983.

John M. Radak was elected vice president and controller in January 1995. From 1992 to 1995, Mr. Radak was vice president, finance for the respiratory care subsidiary of Bird Medical Technologies Inc., a medical device manufacturer. Prior to joining Bird, he held various financial management positions with Calcomp Inc., a Lockheed/Martin subsidiary that manufactures printers and plotters for computer graphics applications. Mr. Radak is a certified public accountant.

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

                      Fiscal Year 1997            Fiscal Year 1996
               -----------------------------------------------------------------
                    High            Low         High           Low
--------------------------------------------------------------------------------

First Quarter       18 1/8         15 1/8      29            25 1/8

Second Quarter      15 7/8         13 5/8      26 7/8        15 1/8

Third Quarter       16 1/2         12 5/8      19 1/4        13 3/4

Fourth Quarter      15             10 1/8      20 3/4        13 7/8

Year                18 1/8         10 1/8      29            13 3/4

--------------------------------------------------------------------------------

The number of holders of record of Sunrise common stock as of August 29, 1997 was 576. The company estimates it has approximately 10,600 beneficial holders of its common stock. The closing price of the common stock on August 29, 1997 was 14 13/16.

The company has not paid cash dividends to holders of its common stock and has no plans to do so in the foreseeable future. The company presently intends to retain all earnings to fund its operations and future growth.

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

                                                                      Years Ended
                                             -------------------------------------------------------------
                                              June 27,     June 28,    June 30,      July 1,     July 2,
CONSOLIDATED RESULTS OF OPERATIONS DATA:          1997         1996        1995         1994        1993
                                                  ----         ----        ----         ----        ----

     Net sales                                $656,742     $667,130    $601,927     $466,942    $319,196
     Gross profit                              213,681      220,625     205,651      166,947     115,317
     Marketing, selling and administrative
        expenses                               144,695      159,109     134,511      102,776      67,269
     Research and development expenses          16,506       15,544      13,937       11,029       7,388
     Corporate expenses                         12,109        9,998       7,360        5,444       4,439
     Amortization of intangibles                 8,273        8,686       6,823        5,435       2,374
     Unusual items                                --         65,152        --           --          --
     Corporate operating income (loss)          32,098      (37,864)     43,020       42,263      33,847
     Interest expense                           14,774       16,687      10,358        6,078       4,252
     Income (loss) before taxes                 21,027      (52,460)     33,863       36,168      29,696
     Net income (loss)                         $10,569     $(40,867)    $19,471      $21,809     $18,090
                                                ------      -------      ------       ------      ------
                                                ------      -------      ------       ------      ------

     Net income (loss) per share(1)            $  0.55    $(   2.17)    $  1.03      $  1.19     $  1.21
                                                ------      -------      ------       ------      ------
                                                ------      -------      ------       ------      ------

     Weighted Average Shares Outstanding(1)     19,196       18,810      18,819       18,317      14,950
                                                ------      -------      ------       ------      ------
                                                ------      -------      ------       ------      ------

CONSOLIDATED BALANCE SHEET DATA:

     Working capital                         $ 102,231     $104,991    $119,594     $101,479   $  92,049
     Total assets                              610,549      620,416     604,743      471,667     284,031
     Long-term debt(2)                         188,061      207,446     182,029      118,697      32,475
     Stockholders' Equity(3)                  $279,420     $260,554    $299,493     $259,539    $194,723
                                               -------      -------     -------      -------     -------
                                               -------      -------     -------      -------     -------

----------------------------

(1) Net income (loss) per share and weighted average number of shares outstanding for fully diluted computations are not materially different from primary computations.
(2) Excludes current installments of long-term debt.
(3) The company did not declare cash dividends for the fiscal years 1993 through 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sunrise closed its fiscal year ended June 27, 1997 with worldwide revenues of $656.7 million, a decrease of 2% from 1996 . Net sales grew 4% in 1997 after adjusting for the effects of foreign currency translation, divestitures and acquisitions. Net income increased to $10.6 million from a loss of $40.9 million in fiscal 1996, and gained 86% over $5.7 million last year when unusual items are excluded. Earnings per share rose 83% to $0.55 from $0.30 in 1996 excluding the unusual items, and from a loss of $2.17 per share as reported last year.

During fiscal 1997, the company consolidated a number of its operating units, factory sites and salesforces and strategically re-aligned its divisions into three market-oriented operating groups: the Home Healthcare Group (HHG), the Continuing Care Group (CCG) and Sunrise Medical Europe. The consolidations are expected to be completed in calendar 1998, with further streamlining of operating units, data centers, factory sites and salesforces. Management estimates that approximately $13 million in non-recurring costs will be incurred during fiscal 1998 to complete these activities, principally to implement related computer system conversions. Other re-engineering costs include the relocation costs of production activities and personnel and the disposition of facilities and equipment.

NET SALES ANALYSIS

Sales decreased 1.6% in 1997 to $657 million from sales of $667 in 1996,
following an increase of   11% over sales of $602 million recorded in 1995.  The
sale of the company's Comfort Clinic division, in October 1996, marking the company's exit from the consumer products market, reduced sales by 5% in fiscal 1997. The acquisition of Kid-Kart, Inc. in December 1996 added to sales by 1% in 1997, while the acquisition of three European-based businesses between April and October 1995 added 11% to the company's sales in 1996. Acquisitions accounted for 8 percent of the increase in sales in 1995. Sunrise used acquisitions during these periods to enhance existing businesses and expand internationally. International sales accounted for 44% of worldwide net sales, compared with 42% in 1996 and 33% in 1995.

Fluctuations of foreign currency rates decreased overall net sales by 1% in 1997, while increasing net sales by less than 1% in 1996 and by 3% in 1995. The impact of foreign currency fluctuations on net sales is not necessarily indicative of the impact on net earnings due to the offsetting foreign currency impact on costs and expenses and the company's hedging activities. (See Note 1 to the consolidated financial statements for the company's accounting policies for foreign currency instruments.)

The 4% internal sales growth from 1996 to 1997 was primarily the result of continued volume increases. Average selling prices in a number of major product lines declined in 1997, primarily due to healthcare cost containment pressures.

Healthcare cost reduction continues to be pursued in the United States and Europe, putting downward pressure on the Company's price. Management believes that it is correctly responding through its strategic re-alignment around markets, reducing its cost structure by consolidating business units, factories and sales forces. As was evidenced in fiscal 1997, management believes that future sales growth will be driven predominantly by unit volume growth, price competitiveness, new product introductions, contract sales to increasingly larger customers and buying groups, and by international expansion.

Following is a summary of sales by business group as a percentage of total net sales:

ANALYSIS OF PRODUCT LINE SALES CONTRIBUTION
($ in millions)
                                  1997             1996               1995
                               ------------     -------------    --------------

Home Healthcare Group        $282      43%    $265      40%     $258      43%

Continuing Care Group          93      14%     103      15%      112      19%

Sunrise Medical Europe        268      41%     255      38%      165      27%

Comfort Clinic(1)              14       2%      44       7%       67      11%

  Total                      $657     100%    $667     100%     $602     100%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(1)Divested in October 1996

Net sales of the Home Healthcare Group (HHG) reached record levels in each of the last three years, growing 7% to $282 million in 1997, after an increase of 2% to $265 million in 1996 from sales of $258 million in 1995. Sales of respiratory products led the increase in 1997, followed by custom wheelchairs and personal care products. Sales from the introduction of the SOLAIRIS line of oxygen concentrators and the PULSE DOSE EX2000, an oxygen conservation device that can triple the effective range of portable gas cylinders, were largely responsible for the boost in respiratory sales. Growth in custom wheelchair sales was attributed primarily to strong sales of standard lightweight manual wheelchairs. Personal care products grew by 4%, reflecting a rebound from a slight decline experienced in 1996. Unit volume growth was evidenced in substantially all product lines, while average selling prices decreased primarily as a result of the increase in discounts to large national accounts.

Continuing Care Group (CCG) sales declined 11% in 1997 to $93 million. This followed a decline of 7% in 1996 to $103 million, compared to growth of 12% in 1995. The sale of the company's air therapy rental business in January 1996, following an extended period of declining rental rates, negatively
impacted sales by 6% in fiscal 1997 and 4% in fiscal 1996.   Although 1997
unit volume increased in sales of beds, patient lifters and slings, these were more than offset by depressed unit sales of patient room furniture, bathing systems and foam overlays. Generally, in 1997, average selling prices declined as a result of growth in large national contracts, while the decrease in unit sales of patient furniture was attributed to the shift in new construction funding from nursing homes to assisted living centers. Unit volume sales of bathing systems declined in 1997 due to the discontinuation of several products. The 1997 decline of foam overlays is primarily attributed to the loss of a major national private label contract at low margins.

Sales in Europe grew by 5% in 1997 to $268 million following increases of 55% in 1996 and 51% in 1995. The large increases in the two preceding years reflected both internal growth and the impact of a series of acquisitions. Foreign currency exchange rate movements had an unfavorable impact on European sales of 4% in 1997 and a favorable impact of 1% and 13% in 1996 and 1995, respectively. Excluding the impact of acquisitions and foreign currency exchange movements, sales grew by 6% in fiscal 1997 after growth of 19% in 1996. In 1997 sales growth within Europe was strongest in Germany, Spain, and the company's country distribution organizations. Sales growth in the United Kingdom was modest and was partially offset by a slight decline in sales in France. Overall, during 1997, European unit sales volumes increased, while average selling prices were lower than prior years in several markets due to increasing discounts to dealers. Product sales growth was led by custom wheelchairs, which remained the largest European product
line and demonstrated modest volume  increases.   Personal care products and
beds also contributed to the total growth in sales in 1997, while respiratory sales declined, primarily due to the termination of a distribution agreement Sunrise had with another manufacturer.

EXPENSE AND PROFIT ANALYSIS

In 1997 gross margin (gross profit as a percentage of net sales) decreased by 0.6% to 32.5%. Gross margin in a number of domestic product lines was adversely affected by market pricing pressures indirectly driven by the growth of managed healthcare and consolidation of the company's customer base. In Europe, gross margins were adversely affected by the disruptive impact of consolidations as well as the growth of buying groups. Gross margin declined by 1.1% in 1996 due primarily to a significant decline in the profitability of the company's support surfaces business. For the company's other product lines, the gross margin was 36.2% in 1996, as competitive pricing conditions and cost increases in certain raw materials were largely offset by selective price increases, changes in product mix and improvements in factory productivity.

Marketing, selling and administrative expenses decreased 1.8% as a percentage of net sales in 1997, after an increase of 1.5% in 1996. This decrease reflects the results of a company-wide profit improvement program instituted early in the 1996 calendar year. As a result, these expenses declined despite the costs associated with the February 1996 launch of SunMed Services ("SMS"), the company's integrated order entry, customer service and delivery function for standard products sold to the U.S. homecare market. SMS operated in all of fiscal 1997. Marketing, selling and administrative expenses for 1997 include one-time costs of $1.4 million for the company's sponsorship of the 1996 Atlanta Paralympic Games. Without these costs, fiscal 1997 marketing, selling and administrative expenses decreased 9.9% to 21.8% of net sales as compared to 23.8% in fiscal 1996.

Research and development (R&D) expense increased 6% to $16.5 million in 1997 following an increase of 12% in 1996. The growth of R&D spending has generally been consistent with sales growth and continues to reflect the company's focus on applying new technologies to address unmet user needs and technological
enhancements to existing products.   Management believes
that investing significant resources in R&D will result in future revenue growth and market share gains.

The following is a summary of expenses and profits as a percentage of net sales:

                                                                                   % Increase
                                                                                   (Decrease)
                                                                              --------------------
($ in millions)                         1997        1996         1995        1997/96       1996/95
--------------------------------------------------------------------------------------------------
Net sales                             $656.7       $667.1      $601.9         ( 2)%         11%
--------------------------------------------------------------------------------------------------
Gross profit                           213.7        220.6       205.7         ( 3)%          7%
    % of net sales                      32.5%        33.1%       34.2%
Marketing, selling and
   administrative expenses             144.7        159.1       134.5         ( 9)%         18%
    % of net sales                      22.0%        23.8%       22.3%
Research and development                16.5         15.5        13.9            6%         12%
    % of net sales                       2.5%         2.3%        2.3%
Corporate expenses                      12.1         10.0         7.4           21%         36%
    % of net sales                       1.8%         1.5%        1.2%
Amortization of goodwill
   and other intangibles                 8.3          8.7         6.8         ( 5)%         27%
    % of net sales                       1.3%         1.3%        1.1%
Unusual items                             --         65.2          --            *           *
    % of net sales                                    9.8%
--------------------------------------------------------------------------------------------------
Corporate operating income (loss)       32.1       (37.9)        43.0            *           *
    % of net sales                       4.9%      ( 5.7)%        7.1%
Interest expense                        14.8         16.7        10.4        ( 11)%         61%
    % of net sales                       2.2%         2.5%        1.7%
Interest income and other, net           3.7          2.1         1.2           77%         74%
    % of net sales                       0.6%         0.3%        0.2%
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes       21.0       (52.5)        33.9            *           *
    % of net sales                       3.2%      ( 7.9)%        5.6%
Income taxes (benefit)                  10.5       (11.6)        14.4            *           *
    % of income (loss) before taxes     49.7%      (22.1)%       42.5%
--------------------------------------------------------------------------------------------------
Net income (loss)                      $10.6      $(40.9)       $19.5            *           *
    % of net sales                       1.6%      ( 6.1)%        3.2%
--------------------------------------------------------------------------------------------------

    * Percentage not meaningful


In January 1997 the company announced the consolidation of its four U.S. homecare divisions into the Home Healthcare Group based in Longmont, Colorado, and also initiated a series of consolidations in its European operations. These actions are designed to improve manufacturing and marketing efficiencies while reducing operating costs. Pre-tax charges of $4.7 million were incurred in 1997 in connection with these consolidations. Management estimates that approximately $13 million in non-recurring costs will be incurred during 1998 to complete these activities, principally to implement related information system conversions.

The company's support surfaces business returned to profitability in 1997, following losses of $15 million at the division profit contribution level in 1996 and $4 million in 1995. (Profit contribution is an internal measurement used by the company to measure operating unit performance; it does not include any allocations of unusual items, corporate office expense, goodwill amortization, interest, or income taxes.) During 1996, significant expense increases were incurred in this business, including higher marketing costs and increased bad debt expenses, while revenues were under increased competitive pressures. In December 1995 management initiated a number of actions designed to return this business to profitability, including staffing and overhead reductions to align operations with a significantly lower level of sales. As part of this plan, Bio Clinic's air therapy rental business was sold in January 1996.

In June 1996, Bio Clinic was merged with the Joerns division to form a single institutional products organization, the Continuing Care Group (CCG), integrating the domestic manufacturing and marketing of all Sunrise products aimed at nursing homes and hospitals. In August 1996, following a strategic review of its businesses, the company decided to sell its Comfort Clinic division in order to concentrate on its core healthcare products business. The sale of this division for $14 million was completed in October 1996.

In addition to these actions related to the support surfaces business, management conducted in December 1995 an intensive review of the company's other businesses and initiated Operation Rebound, a company-wide profit improvement plan. This plan involved four major elements: the consolidation of the company's domestic salesforces from twelve to six; the integration of a number of the company's smaller divisions operating within the same country or market; the establishment of profit improvement programs at all divisions; and the sale of the air therapy rental business referred to above. In June 1996 the company reached an agreement to settle stockholder litigation filed in November and December 1995 following the announcement of the investigation of accounting practices in its support surfaces business and subsequent restatement of the company's 1995 and 1994 financial statements. The company also announced plans to consolidate certain European operations.

As a result of these actions, the Sunrise recorded pre-tax charges from unusual items of $65.2 million in 1996. These charges included: $18.6 million for costs of the internal investigation, restatement, and reissuance of historical financial statements and the settlement of related litigation, including attorneys' fees; $27.6 million for the write-down of assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations, including goodwill; and $19.0 million related to the company's reorganization and cost reduction program (including severance costs of $3.2 million). Of the total charges of $65.2 million, approximately $36.2 million required cash payments and $29.0 million represented non-cash charges. During 1997, these reserves were adjusted downward by $4.6 million because of lower than expected costs to relocate operations and to write down assets to be sold.

Corporate operating income improved to 4.9% of sales in 1997, compared to 4.1% (excluding unusual item charges) in 1996, due to the decrease in marketing, selling and administrative expenses and the improvement in the support surfaces business. The 1996 decline from 7.1% in the prior year reflected lower gross margins in support surfaces, respiratory and patient aids product lines, as well as higher selling and administrative costs.

Interest expense decreased by 11% in 1997 to $14.8 million following an increase of 61% to $16.7 million in 1996. The 1997 reduction resulted from lower average borrowings during 1997, as well as lower average interest rates. The increase in 1996 was primarily due to higher average borrowings required to finance acquisitions completed during 1995 and 1996 and to fund capital expenditures.
In addition, higher interest rates caused by market conditions and by less favorable terms in the company's credit agreement contributed to the increase in interest expense in 1996. Interest income increased 15% in 1997 to $3.3 million after an increase of 78% in 1996, reflecting the growth in installment receivables. Management believes that the wide range of installment financing plans offered by its SunMed Finance subsidiary is an important contributor to its market position in the U.S. home healthcare market.

In 1997 the company's effective tax rate was 49.7% compared to a tax benefit at an effective rate of 22.1% in 1996 and an effective tax rate of 42.5% in 1995. The effective tax rates differ from the U.S. corporate tax rate of 35% primarily because of non-deductible goodwill amortization.

Net income in 1997 was $10.6 million or 1.6% of net sales.   As a result of the
unusual item charges, the company incurred a net loss of $40.9 million in 1996. Excluding the unusual items, net income was $5.7 million or 0.9% of net sales. In 1995 net income was $19.5 million or 3.2% of net sales.

The company attempts to minimize or offset the impact of inflationary pressures on labor and raw material costs through increased sales volume, improved productivity, active cost control measures, and, to a lesser extent, increases in product pricing. The company believes that inflationary material cost increases may continue and that the markets in which it sells its products will remain price-sensitive, thereby limiting its ability to offset higher costs with pricing actions.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

CASH FLOW

Cash flows provided by operations increased 78% to $38 million in 1997 from $22 million in 1996. Cash flows provided by operations were $19 million in 1995.

Cash generation (defined as net income plus non-cash charges) has historically been an important source of funding for capital spending, working capital and acquisitions. Cash generation was $45 million (430% of net income) in 1997. This compares to $3 million in 1996 (reflecting the impact of unusual items) and $46 million (236% of net income) in 1995.

As noted above, the unusual item charges in 1996 included $36.2 million requiring the payment of cash, of which $18.8 million was paid in 1996 and $9.9 million in 1997. Management estimates that the remaining liability of $7.5 million will require payments of $6.5 million in 1998 and $1 million thereafter.

CAPITAL EXPENDITURES

Capital spending in 1997 was $29.3 million, or 164% of depreciation expense, compared to $19.0 million, approximately equal to depreciation expense, in 1996. In 1995 capital expenditures were $23.1 million, or 137% of depreciation expense. Significant investments made in 1997 include the $10 million purchase and remodeling of a 370,000 square foot factory site to house the company's consolidated U.K. operations, improvements in telecommunications and data processing systems, upgrades and enhancements in machinery and equipment and new product tooling. The company expects capital expenditures in 1998 to be less than in 1997.

ACQUISITIONS

On December 27, 1996 the company acquired Kid-Kart, Inc. a manufacturer of pediatric positioning strollers and other dependent mobility products, for 416,000 shares of common stock valued at $6.5 million and cash of $.5 million. The transaction was accounted for as a purchase. Pro forma results of operations giving effect to the acquisition as though it had occurred on July 1, 1995 would not differ materially from amounts reported.

In July 1995 the company purchased Coopers Healthcare Plc, a United Kingdom manufacturer of patient aids. This was followed in October by the acquisition of Parker Bath Group, a U.K. manufacturer and distributor of bathing systems and patient lifters.

During 1995, Sunrise acquired certain assets and liabilities of Jay Medical Ltd., a Boulder, Colorado-based manufacturer of wheelchair cushions and seating systems. The company also acquired Cozy Craft, a domestic line of seating inserts for which it was already the primary distributor. In Europe in 1995, Sunrise acquired Corona, a French manufacturer of healthcare beds and also purchased two distribution companies in Italy and Switzerland, former importers/distributors for the company.

CAPITAL STRUCTURE AND LEVERAGE

The company's capital structure consists of two primary components: stockholders' equity and long-term debt. Stockholders' equity was $279.4 million at the end of 1997, an increase of $18.9 million from the prior year-end. In addition to net income of $10.6 million, common stock of $6.5 million was issued in 1997 for the acquisition of Kid-Kart and $0.4 million was issued upon exercise of stock options, and foreign currency translation increased stockholders' equity by $1.4 million.

ANALYSIS OF LONG-TERM DEBT

                                                       1997     1996    1995

         -----------------------------------------------------------------------

         Fixed-rate debt as a percentage of
             total debt at year-end                     69 %   66 %      72 %

         Foreign denominated debt as a
             percentage of total debt at year-end       58%     56%      41%

         Weighted average annual interest rate         7.4%     7.8%    6.6%

         Interest coverage (before unusual items)      2.2 x    1.6 x   4.2 x

         -----------------------------------------------------------------------

Long-term debt (excluding current installments) decreased by $19 million to $188 million at June 27, 1997, aided by divestiture proceeds, tax refunds, and diligent asset management. The ratio of debt to total capitalization was reduced to 40% at year end, which equates the company's target ceiling, compared to 44% at the end of fiscal 1996.

Sunrise attempts to minimize interest expense while also managing its exposure to variable interest rates by employing interest rate exchange agreements, or swaps, to convert its bank borrowings from floating rate into the equivalent of fixed rate debt. However, as a policy Sunrise does not use interest rate swaps or any other derivatives that have a level of complexity or risk which, in the judgment of Sunrise's management, is higher than the exposure to be hedged. The company does not hold or issue such instruments for trading purposes.

Sunrise has used foreign-denominated borrowings from its multi-currency credit facility to hedge against foreign currency balance sheet exposures that would otherwise result from changes in currency values. Total foreign-denominated debt at year end was $112 million in 1997 compared to $119 million and $76 million in 1996 and 1995, respectively.

The company's multi-currency credit facility provides for maximum borrowings of $250 million, declining to $235 million in January 1999 and $215 million in January 2000. The company must comply with certain covenants, such as the maintenance of leverage ratio and interest coverage, minimum levels of tangible net worth, and certain restrictions on acquisitions. As of June 27, 1997 the company had approximately $79 million of funds available from the credit facility.

FOREIGN CURRENCY RISK MANAGEMENT

Operating on a global basis requires a posture of active currency risk management. To finance imports and exports, the company utilizes a variety of foreign currencies that are constantly shifting in relative value. The company engages in hedging activities to reduce potential transaction losses on net cash flows and balances denominated in these currencies. These amounts can arise from cross-border trade flows or intercompany financing transactions. The company's financial statements are also affected by foreign currency translation fluctuations. These distort the comparative results of foreign operations when they are translated into U.S. dollars using dissimilar rates.

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

LITIGATION

The company is a party to various legal proceedings arising in the ordinary course of business. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the financial position or results of operations of the company.

The Securities and Exchange Commission ("SEC") has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial statements. The company is cooperating fully with the SEC in its investigation.

NEW ACCOUNTING STANDARDS

In 1997 the Financial Accounting Standards Board issued the following statements:

- Statement No. 128, "Earnings per Share" ("SFAS 128"). The effects of
  SFAS 128 is discussed in Note 1 to the consolidated financial statements. The company will adopt SFAS 128 in the second quarter of fiscal 1998.

- Statement No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires disclosures about capital structure that had been included in a number of previously issued statements and opinions. The company will comply with the disclosure requirements in 1998. No significant revisions of prior disclosure are expected.

- Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income and its components. The company will adopt SFAS 130 in fiscal 1999.

- Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and
  services, geographic areas and major customers.   The company will adopt SFAS
  131 in fiscal 1999.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The company has made forward-looking statements in this Form 10-K, including the estimated benefits to be realized from the consolidation of various Sunrise divisions worldwide, the timing of completion of these activities and the level of future capital expenditures. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including:

COMPETITION - The company encounters significant competition domestically from a number of well-established manufacturers in each of its product lines, and from foreign sources for some products. In certain countries and product markets, including the United States, the company may face competition from other manufacturers that have larger market shares or other competitive advantages.

PRICING PRESSURES - The growth in national chains and buying groups among home medical equipment providers has caused manufacturers to reduce their effective prices by offering volume discounts. The increasing penetration of managed care into home medical equipment industry is exacerbating this trend. If the company is unable to achieve sufficient manufacturing and technological efficiencies to offset any future price reductions, its profit margins will be adversely affected.

RE-ENGINEERING PROGRAM - The company is in the later stages of a three-year corporate re-engineering program that has consolidated its domestic healthcare business into two operating groups and its European operations in France, Germany and the U.K. into country organizations. In fiscal 1998, Sunrise will invest approximately $13 million in two re-engineering programs, including the costs of new and upgraded management information systems necessary to support the newly consolidated operations. These investments are expected to result in future cost reductions and operating efficiencies. There is no assurance, however, that the information system conversion will be completed on schedule and on budget, or that the anticipated re-engineering savings and efficiencies will in fact be achieved. Short term results could also be affected negatively by the disruptions associated with this re-engineering program.

RAW MATERIAL COSTS - In the past few years, prices paid by the company for certain raw materials, such as aluminum, foam and wood, have fluctuated.
When prices have increased, the company has not always passed along the full effect of such increases to its customers in order to maintain or enhance the company's market position.

NEW PRODUCTS - The company's future results will depend in part on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet evolving customer requirements. Delays in introduction or a disappointing market acceptance could have an adverse effect on the company's business.

MEDICARE/MEDICAID FUNDING - The U.S. healthcare industry is heavily reliant upon extensive government regulation and funding at the federal and state levels. Although the company is not a provider under Medicare or Medicaid, its products are sold to home medical equipment ("HME") providers, nursing homes and hospitals which are providers under these programs and do depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare/Medicaid regulations could adversely impact the company's revenues and collections indirectly by reducing the reimbursement rate received by HME providers and thus make it less profitable for them to sell or rent products to the end-user. This, in turn, can put downward pressure on prices charged for the company's products sold through this channel. (See "Business-Government Funding and Regulation".)

GOVERNMENT REGULATION - Medical equipment manufactured or sold by the company in the U.S. is subject to regulation by the U.S. Food and Drug Administration ("FDA"). All such medical devices must be the subject of device listings filed with the FDA, and medical device manufacturers must be registered. Certain products require clearance by the FDA prior to marketing and distribution in the United States. Delays in receiving such approval could adversely affect the company's ability to introduce new products on a timely basis and impact the company's results of operations and financial condition.
 During the last two years, such delays have slowed new product introductions and, in a number of cases, have led to their initial marketing overseas in advance of the United States. In addition, the company and its products are subject to similar regulation in other countries.

INTERNATIONAL OPERATIONS - An increasing portion of the company's sales in recent years has been derived from its international operations. The company's international financial results could be significantly affected by such factors as: government budgetary pressures and payment policies for healthcare products, difficulties in staffing and managing foreign operations, and other risks associated with international activities.

The company disclaims any obligation to update any of the factors that may affect future operating results or to announce publicly the result of any revisions to any of the forward-looking statements contained in this Form 10-K, or to make corrections to reflect future events or developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:
                                                                            PAGE
                                                                            ----

    Report of Management                                                    29

    Independent Auditors' Report                                            30

    Consolidated balance sheets as of June 27, 1997 and June 28, 1996       31

    Consolidated statements of operations for the years ended               32
    June 27, 1997, June 28, 1996 and June 30, 1995

    Consolidated statements of cash flows for the years ended               33
    June 27, 1997, June 28, 1996 and June 30,  1995

    Consolidated statements of stockholders' equity for the years           34
    ended June 27, 1997, June 28, 1996 and June 30, 1995

    Notes to consolidated financial statements                              35

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

Management maintains a comprehensive system of internal controls supported by formal policies and procedures, a written code of business conduct, periodic internal audits and management reviews. Although no cost-effective system will preclude all errors and irregularities, we believe Sunrise Medical has in place a system of internal controls which provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition, transactions are recorded in accordance with our policies, and the financial information presented to our stockholders is reliable.

The Audit Committee of the Board of Directors is comprised solely of outside directors. The Audit Committee meets periodically with the independent auditors, our internal auditors and financial management to ensure that each is carrying out its responsibilities. Both the independent auditors and the internal auditors have free and direct access to the Audit Committee.

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



Richard H. Chandler
CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Ted N. Tarbet
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER



John M. Radak
VICE PRESIDENT AND CONTROLLER

                             INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Sunrise Medical Inc.:

We have audited the accompanying consolidated balance sheets of Sunrise Medical Inc. and Subsidiaries as of June 27, 1997 and June 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 27, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14.a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Medical Inc. and Subsidiaries as of June 27, 1997 and June 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP

Los Angeles, California
August 13, 1997

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                                                       June 27,     June 28,
                                                                           1997         1996
                                                                       --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                                          $    2,823   $    1,785
  Trade receivables, net of allowance for doubtful accounts
     of $5,075 and $11,523, respectively                                114,223      123,924
  Installment receivables, net                                           13,351       10,312
  Income tax refunds receivable                                           3,794       12,535
  Inventories                                                            88,757       80,937
  Deferred income taxes                                                  11,343       17,802
  Other current assets                                                    3,703        5,016
                                                                      ---------    ---------
      Total current assets                                              237,994      252,311

Property and equipment, net                                              90,852       82,246
Goodwill and other intangible assets, less accumulated
  amortization of $39,440 and $31,167, respectively                     274,410      278,857
Other assets, net                                                         7,293        7,002
                                                                      ---------    ---------

Total assets                                                         $  610,549   $  620,416
                                                                      ---------    ---------
                                                                      ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                             $    4,942   $    5,748
  Trade accounts payable                                                 47,486       42,861
  Accrued compensation and other expenses                                81,216       88,331
  Income taxes payable                                                    2,119       10,380
                                                                      ---------    ---------
     Total current liabilities                                          135,763      147,320

Long-term debt, less current installments                               188,061      207,446
Deferred income taxes                                                     7,305        5,096
Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000 shares; none issued              --           --
  Common stock, $1 par. Authorized 40,000 shares; 19,304 and
   18,847 shares, respectively, issued and outstanding                   19,304       18,847
  Additional paid-in capital                                            202,379      195,906
  Retained earnings                                                      55,978       45,409
  Cumulative foreign currency translation adjustment                      1,759          392
                                                                      ---------    ---------
     Total stockholders' equity                                         279,420      260,554
                                                                      ---------    ---------

Total liabilities and stockholders' equity                           $  610,549   $  620,416
                                                                      ---------    ---------
                                                                      ---------    ---------



            (See accompanying notes to consolidated financial statements)

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)

                                                                         Years Ended
                                                             -----------------------------------
                                                             June 27,     June 28,    June 30,
                                                                 1997         1996        1995
                                                             --------     --------    --------
Net sales                                                    $656,742     $667,130    $601,927
Cost of sales                                                 443,061      446,505     396,276
                                                              -------      -------     -------
Gross profit                                                  213,681      220,625     205,651

Marketing, selling and administrative expenses                144,695      159,109     134,511
Research and development expenses                              16,506       15,544      13,937
Corporate expenses                                             12,109        9,998       7,360
Amortization of goodwill and other intangibles                  8,273        8,686       6,823
Unusual items                                                      --       65,152          --
                                                              -------      -------     -------

Corporate operating income (loss)                              32,098     ( 37,864)     43,020
                                                              -------      -------     -------

Other (expense) income:
   Interest expense                                          ( 14,774)    ( 16,687)   ( 10,358)
   Interest income                                              3,303        2,878       1,617
   Other income and expense, net                                  400     (    787)   (    416)
                                                              -------      -------     -------
                                                             ( 11,071)    ( 14,596)   (  9,157)
                                                              -------      -------     -------

Income (loss) before income taxes                              21,027     ( 52,460)     33,863
Income tax expense (benefit)                                   10,458     ( 11,593)     14,392
                                                              -------      -------     -------

Net income (loss)                                            $ 10,569    $( 40,867)   $ 19,471
                                                              -------      -------     -------
                                                              -------      -------     -------

Net income (loss) per share                                  $   0.55    $(   2.17)   $   1.03
                                                              -------      -------     -------
                                                              -------      -------     -------

Weighted average number of shares outstanding                  19,196       18,810      18,819
                                                              -------      -------     -------
                                                              -------      -------     -------


            (See accompanying notes to consolidated financial statements)

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                                         Years Ended
                                                             -----------------------------------
                                                             June 27,     June 28,    June 30,
                                                                 1997         1996        1995
                                                                 ----         ----        ----
Cash flows from operating activities:
  Net income (loss)                                        $   10,569  $(   40,867)  $  19,471
  Depreciation and amortization                                17,882       19,090      16,854
  Amortization of goodwill and other intangibles                8,273        8,686       6,823
  Deferred income taxes                                         8,731   (   13,140)      2,866
  Unusual items--non-cash charges                                 --        28,978         --
  Changes in assets and liabilities, net of effect
     of acquisitions:
         Receivables, net                                       1,180        4,808    (  4,334)
         Installment receivables                               (3,468)       2,476    (  7,687)
         Inventories                                           (8,490)       2,983   (  10,616)
         Prepaid expenses and other assets                      5,476        2,967   (   4,951)
         Income taxes                                             480   (    3,257)  (   1,585)
         Accounts payable and other liabilities                (2,435)       8,793       1,950
                                                            ---------    ---------    --------

Net cash provided by operating activities                      38,198       21,517      18,791
                                                              -------      -------     -------
Cash flows from investing activities:
  Purchase of property and equipment                       (   29,250)  (   19,041)  (  23,144)
  Proceeds from sale of businesses                             14,000        6,004         --
  Net cash invested in acquisition of businesses           (      856)  (   23,072)  (  52,254)
                                                            ---------    ---------    --------

Net cash used for investing activities                     (   16,106)  (   36,109)  (  75,398)
                                                            ---------    ---------    --------

Cash flows from financing activities:
  Borrowings of long-term debt                                124,885      191,759     208,335
  Repayments of long-term debt                               (146,374)    (177,335)  ( 156,220)
  Proceeds from issuance of common stock                          446          273       3,604
                                                              -------      -------    --------

Net cash (used for) provided by financing activities        (  21,043)      14,697      55,719
                                                             --------      -------     -------

Effect of exchange rate changes on cash                     (      11)   (      60)         47
                                                             --------     --------    --------

Net increase (decrease) in cash and cash equivalents            1,038           45   (     841)
Cash and cash equivalents at beginning of year                  1,785        1,740       2,581
                                                            ---------    ---------    --------

Cash and cash equivalents at end of year                   $    2,823   $    1,785   $   1,740
                                                            ---------    ---------    --------
                                                            ---------    ---------    --------


            (See accompanying notes to consolidated financial statements)

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (in thousands)


                                                     Common Stock                                  Foreign      Total
                                                 --------------------    Additional               Currency     Stock-
                                                   Number                  Paid-in    Retained   Translation   holders'
                                                 of Shares   Amount       Capital      Earnings  Adjustment     Equity
                                                 --------- ----------    ----------   ---------  -----------  ----------
Balance at July 1, 1994                             17,996  $  17,996    $  175,965   $  66,805  $    (1,227)  $ 259,539
                                                 ---------  ---------    ----------   ---------  -----------  ----------
 Exercise of stock options, including
   associated tax benefits, net                        261        261         3,343           -            -       3,604
 Issuance of stock for acquisitions                    340        340        10,647           -            -      10,987
 Net income                                              -          -             -      19,471            -      19,471
 Foreign currency translation
   adjustment                                            -          -             -           -        5,892       5,892
                                                 ---------  ---------    ----------   ---------  -----------  ----------
Balance at June 30, 1995                            18,597     18,597       189,955      86,276        4,665     299,493
                                                 ---------  ---------    ----------   ---------  -----------  ----------
 Exercise of stock options, including
   associated tax benefits                              27         27           246           -            -         273
 Issuance of stock for acquisition                     223        223         5,705           -            -       5,928
 Net loss                                                -          -             -     (40,867)           -     (40,867)
 Foreign currency translation
   adjustment                                            -          -             -           -       (4,273)     (4,273)
                                                 ---------  ---------    ----------   ---------  -----------  ----------
Balance at June 28, 1996                            18,847     18,847       195,906      45,409          392     260,554
                                                 ---------  ---------    ----------   ---------  -----------  ----------
 Exercise of stock options, including
   associated tax benefits                              41         41           405           -            -         446
 Issuance of stock for acquisition                     416        416         6,068           -            -       6,484
 Net income                                              -          -             -      10,569            -      10,569
 Foreign currency translation
   adjustment                                            -          -             -           -        1,367       1,367
                                                 ---------  ---------    ----------   ---------  -----------  ----------
Balance at June 27, 1997                            19,304  $  19,304    $  202,379   $  55,978  $     1,759   $ 279,420
                                                 ---------  ---------    ----------   ---------  -----------  ----------
                                                 ---------  ---------    ----------   ---------  -----------  ----------


            (See accompanying notes to consolidated financial statements)

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY Sunrise Medical Inc. (the "company") designs, manufactures and markets medical products used in institutional and homecare settings that address the recovery, rehabilitation, and respiratory needs of the patient. Products include custom, manual and electric wheelchairs, wheelchair seating systems, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and support surfaces. The company's products are designed to meet the special needs of four groups of people: the elderly, the disabled, the recovering patient, and the respiratory sufferer.

BASIS OF PRESENTATION The consolidated financial statements include domestic and foreign subsidiaries. All material intercompany profits, balances and
transactions have been eliminated.   Accounts denominated in foreign currencies
have been translated using year-end exchange rates for assets and liabilities, while revenues and expense are translated at exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are deferred as a separate element of consolidated stockholders' equity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management's estimates.

FISCAL YEAR END The company's fiscal year ends on the Friday closest to June 30, resulting in years of either 52 or 53 weeks. The years ended June 27, 1997, June 28, 1996 and June 30, 1995 each contained 52 weeks.

INVENTORIES  Certain inventories are stated at the lower of last-in, first-out
(LIFO) cost or market value. All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market value.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost and depreciated over estimated useful lives by the straight-line or declining balance methods. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or the related lease terms by the straight-line method. The estimated useful lives are five to 42 years for buildings and improvements and two to 15 years for machinery and equipment.

GOODWILL The excess of purchase price over the fair value of net assets of acquired subsidiaries (goodwill) is amortized on a straight-line basis over periods of 20 to 40 years, depending on the nature and type of business acquired.

LONG-LIVED ASSETS Effective with the first quarter of fiscal 1997, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that impairment loss be recorded on long-lived assets used in operations, such as property and equipment and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. This loss is measured by the difference between carrying amounts and estimated fair values. The effect of adoption was not material.

DERIVATIVE FINANCIAL INSTRUMENTS The company uses derivative financial instruments to reduce its financial market risks by hedging foreign currency and interest rate market exposures. The company does not use derivative financial instruments for speculative or trading purposes. Criteria used in designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of anticipated transactions are deferred and recognized in income in the same period that the underlying transactions are settled and generally offset the losses and gains on the underlying transactions. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. Income or expense on interest rate swaps is accrued as an adjustment to the yield of the debt that is hedged.

REVENUE RECOGNITION The company recognizes revenue from product sales at the time of shipment and provides an appropriate allowance for estimated returns and adjustments.

WARRANTY COSTS Certain products are covered by warranties against defects in material and workmanship for periods of up to five years. Components of certain products carry a lifetime warranty. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience.

RESEARCH AND DEVELOPMENT COSTS Research and development costs relate to both present and future products and are expensed in the year incurred.

STOCK-BASED COMPENSATION Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to present required disclosures and to continue to account for stock-based employee compensation using the method prescribed in Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of grant over the amount an employee must pay to acquire the stock.

NET INCOME (LOSS) PER SHARE Net income (loss) per share is computed using the weighted average number of shares of outstanding common stock and dilutive common stock equivalents from the assumed exercise of stock options. Fully diluted earnings per share are not materially different from primary amounts. Pursuant to Statement of Financial Accounting Standards No.

128, "Earnings per Share," which is effective for periods ending after December 15, 1997, the company's basic net income (loss) per share would have been $0.55 in 1997, $(2.17) in 1996 and $1.06 in 1995; diluted per share data would have been $0.55, $(2.17) and $1.03, respectively.

CASH FLOW INFORMATION Cash payments for interest in 1997, 1996 and 1995 were $14,183, $16,060 and $9,547, respectively. Cash payments of $10,615, $8,842 and
$13,912 were made for income taxes in 1997, 1996 and 1995, respectively. The company received income tax refunds of $9,680 in 1997 and $6,834 in 1996.

2.  FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

INSTALLMENT RECEIVABLES  Installment receivables consist of the following:

                                                         June 27,    June 28,
                                                             1997        1996
                                                           ------      ------
         Current portion                                 $ 17,994    $ 14,293
         Less:
             Unearned interest                            ( 2,409)    ( 2,225)
             Allowance for doubtful accounts              ( 2,234)    ( 1,756)
                                                           ------     -------
             Net current portion                           13,351      10,312

         Due after one year (included in other assets)      6,190       5,761
                                                          -------     -------
         Total installment receivables, net              $ 19,541    $ 16,073
                                                          -------     -------
                                                          -------     -------


The carrying amount of installment receivables approximates their fair value. The majority of these receivables are due in less than one year, and the related interest rates have not varied significantly over the past two years.

LONG-TERM DEBT Based on borrowing rates currently available to the company for bank loans with similar terms and average maturities, the carrying amount of long-term debt at June 27, 1997 and June 28, 1996 approximated its fair value.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS The company transacts business in various foreign currencies, primarily European currencies. The company uses currency forward contracts and currency options to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. The maturities of these instruments are generally less than one year. Deferred gains or losses attributable to foreign currency instruments are not material.

SWAP AGREEMENTS   The fair market value of interest rate swap agreements (Note
7) is the amount the company would be required to pay to terminate them, which is estimated to be $1,622 at June 27, 1997 ($1,211 at June 28, 1996). Net receipts or payments under all swap agreements are included in interest expense. The company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the company considers the risk of nonperformance by the other party to be minimal because the party to each swap agreement is a member of the company's bank group.

3.  BALANCE SHEET ITEMS

Inventories consist of the following:

                                                       June 27,    June 28,
                                                           1997        1996
                                                       --------    --------
        Raw material                                    $34,501     $33,980
        Work-in-progress                                 11,570       9,629
        Finished goods                                   42,686      37,328
                                                         ------      ------
        Total inventories                               $88,757     $80,937
                                                         ------      ------
                                                         ------      ------

If all inventories had been valued at FIFO cost, inventories would have been approximately $90,178 and $82,829 for 1997 and 1996, respectively.

The components of property and equipment are as follows:

                                                       June 27,    June 28,
                                                           1997        1996
                                                           ----        ----

        Land                                           $  5,194    $  5,434
        Buildings, machinery and equipment              159,488     140,191
        Leasehold improvements                            9,590      11,772
                                                       --------    --------
                                                        174,272     157,397
        Less accumulated depreciation and
          amortization                                (  83,420)   ( 75,151)
                                                       --------     -------

        Property and equipment, net                    $ 90,852    $ 82,246
                                                        -------     -------
                                                        -------     -------

4.  ACQUISITIONS

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

In July 1995 the company acquired Coopers Healthcare Plc, a United Kingdom-based manufacturer of patient aids, for 222,266 shares of common stock (valued at $5.9 million) and cash of $2.5 million. In October 1995 the company acquired Parker Bath Group, a U.K.

manufacturer and distributor of bathing systems and patient lifters, for cash and notes amounting to $30.0 million.

In April 1995 the company acquired the outstanding stock of S.E.P.A.C., Corona S.A., Tecktona Bois S.A. and Tecktona Sante S.A., a group of related French corporations (collectively, "Corona") for approximately $42.9 million. The total purchase price of 206 million French francs included 174,918 shares of Sunrise common stock valued at 31 million French francs with the remainder in cash, which was funded from the company's bank credit facility. Corona manufactures and markets hydraulic and electric beds and other furniture for the homecare, nursing home and hospital markets in France.

In September 1994 the company purchased selected assets and liabilities of Jay Medical, Ltd. ("Jay") for approximately $31 million. The total purchase price included cash of $19 million also financed through the multi-currency credit facility, a subordinated note of $7.5 million and 165,789 shares of Sunrise Medical Inc. common stock valued at $4.5 million when issued in December 1994. Jay manufactures specialized wheelchair seating and positioning products which it markets throughout the world. Also during fiscal 1995 the company acquired a U.S. manufacturer of adaptive seating accessories for wheelchairs and two wheelchair distributors, one in Italy and one in Switzerland. These companies were acquired for approximately $3.7 million, consisting of $2.4 million in cash and $1.3 million in subordinated notes.

All of these acquisitions were accounted for by the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $6 million in 1997, $36 million in 1996, and $69 million in 1995 was recognized as goodwill and is being amortized over periods ranging from 20 to 40 years. The operating results of all acquisitions are included in the consolidated results of operations from the respective dates of acquisition.

5.  UNUSUAL ITEMS

In December 1995 the company completed an intensive review of its operations and businesses and initiated Operation Rebound, a corporate-wide profit improvement plan. This plan involved four major elements: the consolidation of the company's U.S. salesforces from twelve to six; the integration of a number of the company's smaller divisions operating within the same country or market; establishment of profit improvement programs at all divisions; and the sale of the Bio Clinic division's air therapy rental business because of declining margins and high administrative costs. Approximately 250 positions were eliminated (including 83 positions in the air therapy rental business transferred as of January 31, 1996 to the buyer of that business), or 6% of the company total. The air therapy rental business had net sales of $7.6 million in 1996 through the date of sale; its net sales in 1995 and 1994 were $13.1 million and $12.8 million, respectively.

In June 1996 the company reached a settlement of stockholder litigation initiated in October and November 1995 following the announcement of an internal investigation of financial reporting at the Bio Clinic division. The company also initiated the merger of the remaining Bio Clinic business into the Joerns division (thereby eliminating an estimated 60 positions), and commenced a company-wide reorganization of its operations with the goal of reducing the company's general and administrative cost structure.

Also in June 1996, following a strategic review of its businesses, the company decided to sell its Comfort Clinic division in order to concentrate on its core healthcare products business, necessitating a write-down of its investment to estimated net realizable value which was recorded in the fourth quarter of 1996. The Comfort Clinic division was sold in October 1996 for cash of $14 million. Sales through the date of sale were $13.9 million, while the division's sales in 1996 and 1995 were $44 million and $66 million, respectively.

As a result of these actions, the company in 1996 recorded pretax charges from unusual items of $65.2 million, of which $34.8 million was recorded in the second quarter and $30.4 million in the fourth quarter. These charges included:
$18.6 million for costs of the internal investigation and settlement of related litigation, including attorneys' fees; $27.6 million related to Bio Clinic and Comfort Clinic, consisting of loss on the sale of businesses of $5.8 million, goodwill write-downs of $13.8 million and other asset adjustments of $8.0 million to reflect revised estimates of net asset realizations; and $19.0 million related to the company's reorganization and cost reduction program. During 1997, these reserves were adjusted downward by $4.6 million because of lower than expected costs to relocate operations and to write down assets to be sold.

In 1997 the company announced the consolidation of its four U.S. homecare divisions into the Home Healthcare Group based in Longmont, Colorado, and a series of consolidations in its European operations. These actions were designed to reduce operating costs and improve manufacturing and marketing efficiencies. Pre-tax charges of $4.7 million were incurred in 1997 in connection with these consolidations.

The following table summarizes the restructuring activity through June 27, 1997 (in millions):

                                                  Total     Adjust-   Additional     Amounts       Balance
                                                 Unusual     ments:     Charges     Utilized          at
                                                  Item      Increase/  in Fiscal     Through       June 27,
                                                 Charge    (Decrease)     1997      June 1997        1997
                                                 ------    ----------  ---------    ----------     ---------
Bio Clinic/Comfort Clinic:
   Litigation and investigation                 $ 18.6     $(   0.4)   $     --      $( 16.0)     $  2.2
   Investment write-down
      and related items                           27.6       (  3.6)        --        ( 22.6)        1.4
                                                ------     --------    --------      -------      ------
                                                  46.2       (  4.0)        --         (38.6)        3.6
Corporate reorganization:
   Severance                                       3.2      (   0.5)        1.4       (  3.1)        1.0
   Facility closings                               5.4      (   0.2)        1.4       (  2.6)        4.0
   Other                                          10.4          0.1         1.9       (  9.5)        2.9
                                                ------     --------    --------      -------      ------
                                                  19.0      (   0.6)        4.7       ( 15.2)        7.9
                                                ------     --------    --------      -------      ------
   Total                                        $ 65.2     $(   4.6)     $  4.7      $( 53.8)     $ 11.5
                                                ------     --------    --------      -------      ------
                                                ------     --------    --------      -------      ------

Of the original charges of $65.2 million, approximately $36.2 million require cash payments and $29.0 million represent non-cash charges. Cash payments of $18.8 million were made in 1996 and $9.9 million in 1997. Management estimates that the remaining liability of $7.5 million will require payments of $6.5 million in 1998 and $1 million thereafter.

6.  LEASES

The company leases office and operating facilities, machinery and equipment and automobiles under operating leases which expire over the next 20 years. Rent expense for operating leases amounted to $10,443, $9,698 and $8,332 for 1997, 1996 and 1995, respectively.

Minimum lease payments under operating leases expiring subsequent to June 27, 1997 are:

         Year Ended                               Amount
         ----------                               ------
            1998                                 $10,216
            1999                                   6,443
            2000                                   4,624
            2001                                   3,568
            2002                                   3,018
         Thereafter                               12,438
                                                  ------
         Total minimum lease payments            $40,307
                                                  ------
                                                  ------

7.  LONG-TERM DEBT



Long-term debt consists of the following:
                                                                            June 27,       June 28,
                                                                                1997           1996
                                                                                ----           ----
       Borrowings under multi-currency credit agreement                     $170,581       $188,205

       Unsecured subordinated notes maturing from 1998 to 2003,
       payable in installments with interest rates from 7% to 10%
       (7% to 9.26% in 1996)                                                  13,051         18,422

       Unsecured European Coal and Steel Community
       job creation loan due 2002; interest at Libor +1%
       payable semiannually                                                    4,161           --

       Mortgages payable in monthly installments with interest at various rates from 6.65% to 9.1%, maturing from 1998
       through 2004, secured by property                                       3,473          3,922

       Obligations under capital leases with lease periods expiring at various dates through 2005; interest at various rates from
       6.25% to 14.8%                                                          1,737          2,645
                                                                           ---------      ---------

       Total long-term debt                                                  193,003        213,194

       Less current installments                                          (    4,942)    (    5,748)
                                                                           ----------     ----------

       Long-term debt, net of current installments                          $188,061       $207,446
                                                                           ----------     ----------
                                                                           ----------     ----------


As of June 27, 1997, aggregate debt maturities were as follows: 1998--$4,942; 1999--$3,410; 2000--$4,730; 2001--$172,533; 2002--$4,448; and
thereafter--$2,940.

The company's unsecured multi-currency bank credit facility provides for maximum borrowings of $250 million, decreasing to $235 million in January 1999 and to $215 million in January 2000. The maturity date is January 2001 and interest is at the prime rate. The company has the option of using interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of .15% to .30% per year, depending upon the company's leverage ratio, is payable on the unused portion of the line. The credit facility requires the company to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, and interest coverage, and places certain restrictions on acquisitions. At June 27, 1997, the amount of funds available from the credit facility was approximately $79 million.

SWAP AGREEMENTS The company has entered into 11 interest rate swap agreements with U.S. money center banks in order to minimize the impact of interest rate fluctuations on the company's interest expense. Each swap agreement is denominated in the currency of the related borrowings. Under the terms of each agreement the company receives compensation when the three-month interbank offered rate of the respective currency exceeds the swap rate and pays compensation when it falls below the swap rate. At June 27, 1997 the three-month interbank offered rates were:
French francs--3.33%; U.S. dollars--5.81%; and German marks--3.08%.

The following table summarizes the company's interest rate swap agreements. The U.S. dollar equivalent is based on exchange rates in effect at June 27, 1997.

--------------------------------------------------------------------------------

                              U.S.
Notional                     Dollar    Swap
Amount      Currency         Amount    Rate    Effective Period
------      --------         ------    ----    ----------------

100,000     French francs   $17,050   7.59%    April 1997 - April 2000
85,000      French francs   $14,493   3.50%    April 1997 - April 1998
85,000      French francs   $14,493   4.15%    April 1998 - April 1999
85,000      French francs   $14,493   5.09%    April 1999 - April 2000
85,000      French francs   $14,493   5.95%    April 2000 - April 2001
40,000      German marks    $23,004   3.28%    February 1997 - February 1998
33,000      German marks    $18,978   4.09%    February 1998 - February 1999
30,000      U.S. dollars    $30,000   5.29%    September 1995 - September 1997
30,000      U.S. dollars    $30,000   5.63%    September 1995 - September 2000
25,000      German marks    $14,378   5.01%    February 1999 - February 2000
25,000      German marks    $14,378   5.97%    February 2000 - February 2001

--------------------------------------------------------------------------------

8.  BUSINESS AND CREDIT CONCENTRATIONS

The company manufactures and distributes durable medical equipment and supplies primarily to the home health care and extended care markets. A significant portion of the company's receivables are due from home health care and medical equipment dealers located throughout the United States, Canada and Europe. Many of these product sales to dealers are ultimately funded through government reimbursement programs such as Medicare and Medicaid. Any changes in these programs could affect dealer liquidity and profitability. This, in turn, could put pressure on prices charged and credit terms offered for the company's products sold through this channel of distribution.

The company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions.

9.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                     Years Ended
                                    ----------------------------------------
                                    June 27,         June 28,       June 30,
                                      1997             1996           1995
                                      ----             ----           ----
    Current:
         Federal                   $(    205)       $( 5,962)      $ 4,635
         State                           217              23           587
         Foreign                       4,463           7,486         4,681
                                      ------          ------        ------
                                       4,475           1,547         9,903
    Deferred:

         Federal                       5,935         (12,060)        3,327
         State                           533         (   238)          936
         Foreign                     (   485)        (   842)          226
                                      ------          ------        ------
                                       5,983         (13,140)        4,489
                                      ------          ------        ------
    Total                            $10,458        $(11,593)      $14,392
                                      ------          ------        ------
                                      ------          ------        ------


Foreign income taxes are based upon $8,768, $16,126 and $13,489 of foreign earnings before income taxes during 1997, 1996 and 1995, respectively. No deferred federal income taxes have been provided for cumulative foreign earnings of $65,366 as the company has no plans or intentions to repatriate foreign earnings or liquidate the related foreign assets. At June 27, 1997, the company had foreign tax loss carryforwards of approximately $6,680, consisting of $676 which expires in 1998, $5,119 which expires between 2000 and 2004, and $885 which does not expire.

A reconciliation between the federal statutory tax rate and the effective income tax rate follows:


                                                                                   Years Ended
                                                                   -----------------------------------------
                                                                    June 27,       June 28,        June 30,
                                                                      1997           1996            1995
                                                                      ----           ----            ----
    Statutory federal income tax rate                                35.0%         ( 35.0)%        35.0%
    Amortization of goodwill                                           6.5           10.8            4.2
    State income taxes, net of federal taxes                           2.6             --            2.9
    Taxation of foreign
    operations                                                         4.3            1.9            0.5
    Other, net                                                         1.3            0.2          ( 0.1)
                                                                    ------         ------         ------
         Effective income tax rate                                   49.7%        (  22.1)%        42.5%
                                                                    ------         ------         ------
                                                                    ------         ------         ------

Significant components of deferred income tax assets and liabilities are shown below:

                                                                     June 27,      June 28,
                                                                       1997          1996
                                                                       ----          ----
    Deferred income tax assets:
         Allowance for doubtful accounts                              $ 3,563      $ 4,663
         Inventory reserves                                             4,295        4,407
         Accrued expenses                                               5,030        8,732
         State and local taxes                                       (  1,545)          --
                                                                      -------      -------
                                                                       11,343       17,802
                                                                       ------      -------

    Deferred income tax liabilities:
         Depreciation and amortization                                  7,305        5,096
                                                                      -------      -------

    Net deferred income taxes                                         $ 4,038      $12,706
                                                                      -------      -------
                                                                      -------      -------


Management believes that realization of the tax benefit of net deferred tax assets is more likely than not.

10.  PROFIT SHARING/SAVINGS PLAN

The company has a 401(k) profit sharing/savings plan covering most U.S. employees ("Associates"). Under the profit sharing portion of the plan, the company will contribute to Associates' accounts a percentage of their salary for the fiscal year. The percentage amount is based upon attainment of certain earnings targets by the company as a whole in the case of corporate office Associates, or by the subsidiary where the Associate works. The plan is discretionary as the amounts are determined based on earnings targets set by the Board of Directors. During 1997, 1996 and 1995, $2,533, $2,518 and $2,373,
respectively, were accrued for this plan. Under the savings feature of the plan, individual Associates may make contributions to the plan, which are matched by the company in an amount determined by the Board of Directors. During 1997, 1996 and 1995, $745, $790 and $709, respectively, of Associate contributions were matched by the company.

11.  STOCKHOLDERS' EQUITY

COMMON STOCK PURCHASE RIGHTS In April 1990 the company's Board of Directors declared a dividend of one common share purchase right ("Right") for each outstanding share of common stock. Pursuant to the stockholder Rights Agreement as amended in May 1997, an exercisable Right will, under certain conditions, entitle its holder to purchase from the company one-half of one share of common stock at the exercise price of $60.00 per whole share, subject to adjustment, until May 16, 2007. The Rights will become exercisable ten days after a person (an "Acquiring Person") acquires 15% or more of the common stock, or ten days after a person announces a tender offer which would result in such person acquiring 15% or more of the common stock. The Rights may be redeemed by the Board of Directors for $.01 per Right at any time until ten days following the public announcement that a person has become an Acquiring Person. Under certain circumstances after a person becomes an Acquiring Person, or after a merger or other business combination involving the company, an exercisable Right will entitle its holder (other than the Acquiring Person) to purchase shares of common stock (or shares of an acquiring company) having a market value of two times the exercise price of one Right.

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

Under both plans, the option price (exercise price) is equal to the closing market price on the day prior to the grant date. Options become exercisable in four equal annual amounts, beginning one year after the grant date. Option exercisability is cumulative. Unexercised options expire up to ten years and one day after the date of grant. As of June 27, 1997 there were 431,904 unissued shares of common stock reserved for future grants under the 93 Plan.

Shares subject to option under both plans are summarized as follows:

                                                                              Years Ended
                                         --------------------------------------------------------------------------------------
                                               June 27, 1997                 June 28, 1996                June 30, 1995
                                               -------------                 -------------                -------------
                                                           Weighted                       Weighted                    Weighted
                                                            Average                        Average                     Average
                                                           Exercise                       Exercise                    Exercise
                                          Shares            Price        Shares            Price      Shares            Price
                                          ------            -----        ------            -----      ------            -----
Outstanding at beginning of year        1,365,350         $17.47      1,259,175         $18.56      1,312,175         $15.48
Granted                                   409,500          14.88        327,400          14.59        295,425          25.09
Exercised                               (  41,850)         10.05      (  27,200)          8.36      ( 268,750)         10.14
Canceled                                ( 175,350)         18.74      ( 194,025)         20.99      (  79,675)         20.08
                                         --------         ------       --------          -----       --------         ------
Outstanding at end of year              1,557,650         $16.85      1,365,350         $17.47      1,259,175         $18.56

Exercisable at end of year                817,643         $16.75        688,337         $15.73        536,776         $13.53

Weighted average fair value of
   options granted during the year                        $ 5.82                        $ 6.13                           n/a


The following table summarizes information about stock options outstanding at June 27, 1997:

             Options Outstanding                        Options Exercisable
----------------------------------------------------- ----------------------
                                 Weighted
                                 Average     Weighted               Weighted
     Range of                   Remaining    Average                 Average
     Exercise        Number    Contractual  Exercise     Number     Exercise
      Prices       Outstanding    Life         Price   Exercisable   Price
      ------       -----------    -------     -----   -----------    -----
$ 4.56 to $12.00    243,150        5.0      $ 8.22      178,850      $ 7.54
$12.38 to $15.88    696,550        8.0      $14.66      216,153      $13.56
$17.25 to $21.88    336,150        6.1      $19.72      261,526      $19.61
$23.50 to $35.88    281,800        7.1      $26.25      161,114      $26.58
                  ---------       ----      ------      -------      ------
                  1,557,650        6.9      $16.85      817,643      $16.75

The company applies APB 25 and related interpretations in accounting for grants to employees under its stock option plans. Because the exercise price of the options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized in the company's financial statements.
Pro forma disclosures assuming compensation cost had been determined based on the fair value of stock options at the grant dates consistent with the method of SFAS 123 are as follows:

                                                      1997         1996
                                                    --------      ---------
   Net income (loss)          As reported           $10,569      $(40,867)
                              Pro forma             $ 9,904      $(41,075)
   Earnings (loss) per share  As reported           $  0.55      $(  2.17)
                              Pro forma             $  0.52      $(  2.18)

The fair value of options granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and 1996 respectively: expected volatility of 43% and 46% (based on daily closing stock prices for the preceding four years); risk-free interest rates of 6.4% and 6.7%; expected lives of 4.9 years; and no dividend yield. For purposes of the pro forma disclosures, the estimated fair value of the options has been amortized to expense over the vesting period of the options. Because SFAS 123 is applicable only to options granted subsequent to June 28, 1995, the pro forma effect will not be fully reflected until 1999.

12.  GEOGRAPHIC SEGMENT INFORMATION

Selected geographic information is summarized as follows:

                                                             Years Ended
                                              ----------------------------------------
                                              June 27,       June 28,       June 30,
                                                  1997           1996           1995
                                                  ----           ----           ----
   Net sales:
        United States                         $388,351       $412,361       $437,331
        Europe                                 268,391        254,769        164,596
                                               -------        -------        -------
             Total                            $656,742       $667,130       $601,927
                                               -------        -------        -------
                                               -------        -------        -------

   Corporate operating income (loss):
        United States                         $ 10,820      $( 60,214)      $ 24,277
        Europe                                  21,278         22,350         18,743
                                               -------        -------        -------
             Total                              32,098       ( 37,864)        43,020

   Interest expense                           ( 14,774)      ( 16,687)      ( 10,358)
   Interest income                               3,303          2,878          1,617
   Other income and expense, net                   400       (    787)      (    416)
                                               -------        -------        -------
   Income (loss) before income taxes          $ 21,027      $( 52,460)      $ 33,863
                                               -------        -------        -------
                                               -------        -------        -------

   IDENTIFIABLE ASSETS AT END OF YEAR
        United States                         $271,450       $307,511       $336,040
        Europe                                 339,099        312,905        268,703
                                               -------        -------        -------
             Total                            $610,549       $620,416       $604,743
                                               -------        -------        -------
                                               -------        -------        -------

Amounts reported for United States include immaterial amounts from subsidiaries in Canada and Australia. Eliminated from net sales shown above for 1997, 1996 and 1995 were $4,261, $1,270 and $960, respectively, of sales by European subsidiaries to North American subsidiaries, and $17,496, $18,146 and $13,053 of sales, respectively, by North American subsidiaries to European subsidiaries. Sales between geographic locations are based upon manufacturing costs plus a reasonable profit element.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

                                            First         Second          Third         Fourth         Fiscal
                                          Quarter        Quarter        Quarter        Quarter           Year
                                          -------        -------        -------        -------          -----
1997

Net sales                                $165,353       $169,710       $158,419       $163,260       $656,742
Gross profit                               54,454         54,612         50,774         53,841        213,681
Net income                                  3,060          2,452          1,104          3,953         10,569
Earnings per share                       $   0.16       $   0.13       $   0.06       $   0.20       $   0.55

1996

Net sales                                $157,172       $173,710       $169,574       $166,674       $667,130
Gross profit                               54,700         54,157         56,204         55,564        220,625
Net income (loss)                           3,794        (24,092)         2,694        (23,263)      ( 40,867)
Earnings (loss) per share                $   0.20       $(  1.28)      $   0.14       $(  1.23)      $(  2.17)

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the company is included under the caption "Election of Directors" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 13, 1997 and is incorporated herein by reference. Information regarding the executive officers of the company is included under a separate caption in Part I hereof, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Certain information regarding executive compensation is set forth under the caption "Compensation of Executive Officers" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 13, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 13, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding related transactions is set forth under the caption "Certain Transactions" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 13, 1997 and is incorporated herein by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) INDEX TO FINANCIAL STATEMENTS

    (1)  FINANCIAL STATEMENTS:                                             PAGE
                                                                           ----

    Report of Management                                                    29

    Independent Auditors' Report                                            30

    Consolidated Balance Sheets as of June 27, 1997 and June 28, 1996       31

    Consolidated Statements of Operations for the years                     32
    ended June 27, 1997, June 28, 1996 and June 30, 1995

    Consolidated Statements of Cash Flows for the years                     33
    ended June 27, 1997, June 28, 1996 and June 30, 1995

    Consolidated Statements of Stockholders' Equity for the years           34
    ended June 27, 1997, June 28, 1996 and June 30, 1995

    Notes to Consolidated Financial Statements                              35

    (2)  FINANCIAL STATEMENT SCHEDULES:

    Schedule II -- Valuation and Qualifying Accounts for the                52
    years ended June 27, 1997, June 28, 1996 and June 30, 1995

    All other financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

(b) REPORTS ON FORM 8-K

    A report on Form 8-K dated May 16, 1997, was filed in connection with an amendment to the company's Stockholders' Rights Agreement.

(c) EXHIBITS

    Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

                                                                     SCHEDULE II

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS

          Fiscal Years Ended June 27, 1997, June 28, 1996 and June 30, 1995
                                    (in thousands)


                                                                          Additions
                                                                 ---------------------------
                                                  Balance at      Charged to    Charged to                    Balance at
                                                    beginning      costs and        other                         end
Description                                        of period       expenses       accounts       Deductions    of period
-----------                                        ---------       --------       --------       ----------    ---------
1995
----
Allowance for doubtful
    receivables                                     $ 4,373        $ 1,871      $   748 (1)    $(1,088)(2)  $  5,904
Reserve for installment
    receivables                                     $    --        $   954      $    --        $   --       $    954
Reserve for inventory
    obsolescence                                    $ 5,451        $ 2,745      $   361 (1)    $(1,083)(3)  $  7,474

1996
----
Allowance for doubtful
    receivables                                     $ 5,904        $ 9,421      $   167 (1)    $(3,969)(2)  $ 11,523
Reserve for installment
    receivables                                     $   954        $   980      $     1 (1)    $(  179)(2)  $  1,756
Reserve for inventory
    obsolescence                                    $ 7,474        $ 8,683      $ 1,249 (1)    $(3,742)(3)  $ 13,664

1997
----
Allowance for doubtful
    receivables                                     $11,523        $ 1,954      $(3,302)(1)    $(5,100)(2)  $  5,075
Reserve for installment
    receivables                                     $ 1,756        $ 1,586      $   125 (1)    $(1,233)(2)  $  2,234
Reserve for inventory
    obsolescence                                    $13,664        $ 4,598      $(1,033)(1)    $(3,468)(3)  $ 13,743

(1) Represents foreign currency translation adjustment, amounts recorded on books of acquired subsidiaries at dates of acquisition, and reserves related to businesses sold.
(2)  Includes write-off of uncollectible accounts.
(3)  Disposition of items previously reserved.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUNRISE MEDICAL INC.

                                      By: /s/  Ted N. Tarbet
                                          ----------------------------
                                            Senior Vice President and
                                            Chief Financial Officer
Date: September  16, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 16, 1997.

     SIGNATURE                        TITLE

 /s/ Richard H. Chandler     Chairman, President and Chief Executive Officer
---------------------------  (principal executive officer)
     Richard H. Chandler

 /s/ Ted N. Tarbet           Senior Vice President and Chief Financial Officer
---------------------------  (principal financial officer)
     Ted N. Tarbet

 /s/ John M. Radak           Vice President and Controller
---------------------------  (principal accounting officer)
     John M. Radak

 /s/ J. R. Woodhull          Director
---------------------------
     J. R. Woodhull

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

 /s/ Lloyd E. Cotsen         Director
---------------------------
     Lloyd E. Cotsen

                             Director
---------------------------
     Murray H. Hutchison

 /s/ William L. Pierpoint    Director
---------------------------
     William L. Pierpoint

 /s/ Babette Heimbuch        Director
---------------------------
     Babette Heimbuch

                                  INDEX OF EXHIBITS

Exhibit
Number                               Description
------                               -----------

   3.1   Certificate of Incorporation of the company and amendments thereto.
         (a)

   3.2 Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III - Liability of Director to the Corporation." (b)

   3.3   Bylaws of the company. (a)

   3.4   Amendment to Article II, Section 2, of the company's Bylaws. (c)

   3.5 Amendment to Certificate of Incorporation of the company as to the number of authorized shares. (d)

   3.6   Amendment of Bylaws to increase the number of directors to eight. (c)

   3.7   Amendment of Bylaws to increase the number of directors to nine. (f)

   3.8   Amendment of Bylaws to reduce the number of directors to eight. (g)

   3.9   Amended and Restated Bylaws as of April 29, 1997.

   4.1   Shareholders' Rights Agreement dated April 24, 1990. (h)

   4.2   Amended and Restated Shareholders' Rights Agreement dated May 16,
         1997. (q)

  10.6   Amended and Restated Stock Option Plan for Key Associates. (i)(r)

  10.7   1993 Stock Option Plan. (j)(r)

  10.8   Management Incentive Bonus Plan. (a)(r)

  10.9   Special Bonus Plan. (k)(r)

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

Number                               Description
------                               -----------

  10.13 Second Amended and Restated Credit Agreement dated as of September 29, 1995 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (o)

  10.14 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of May 2, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (g)

  10.15 Second Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of August 22, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.(p)

  10.16 Form of Change in Control Agreements dated June 27, 1997 between Sunrise Medical Inc. and certain employees.(r)

  11     Computation of Net Income (Loss) Per Share.

  21     List of Subsidiaries.

  23     Consent of Independent Auditors.


  27     Financial Data Schedule.

---------------------------

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
  (p) Incorporated herein by reference to the company's Form 10-K for the year ended June 28, 1996.
  (q) Incorporated herein by reference to the company's Form 8-K dated May 16, 1997.
  (r) Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c).