Form 10-Q
period 1997-09-26
SUNRISE MEDICAL INC
filed 1997-11-10
CIK 720577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

==============================================================================
(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 26, 1997


                                       OR
  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      __________________ TO __________________


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

       Registrant's telephone number, including area code: (760) 930-1500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X      No
                        ---         ---

Number of shares of common stock outstanding at October 31, 1997:  19,307,854

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                                   September 26,      June 27,
                                                       1997             1997
                                                   -------------      --------
ASSETS                                              (Unaudited)
Current assets:
  Cash and cash equivalents                           $  2,317        $  2,823
  Trade receivables, net                               113,874         114,223
  Installment receivables, net                          11,546          13,351
  Income tax refunds receivable                          1,893           3,794
  Inventories                                           89,521          88,757
  Deferred income taxes                                 11,135          11,343
  Other current assets                                   8,201           3,703
                                                      --------        --------
    Total current assets                              $238,487         237,994
Property and equipment, net of accumulated
  depreciation of $86,770 and $83,420,
  respectively                                          91,954          90,852
Goodwill and other intangible assets, net              270,586         274,410
Other assets, net                                        6,239           7,293
                                                      --------        --------
    Total assets                                      $607,266        $610,549
                                                      --------        --------
                                                      --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                $  4,900        $  4,942
Trade accounts payable                                  43,602          47,486
Accrued compensation and other expenses                 81,136          81,216
Income taxes                                               680           2,119
                                                      --------        --------
    Total current liabilities                          130,318         135,763

Long-term debt, less current installments              191,967         188,061
Deferred income taxes                                    7,713           7,305
Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000
    shares; none issued                                    --              --
  Common stock, $1 par. Authorized 40,000 shares;
    19,307 and 19,304 shares, respectively, issued
    and outstanding                                     19,307          19,304
  Additional paid-in capital                           202,400         202,379
  Retained earnings                                     56,323          55,978
  Cumulative foreign currency translation
    adjustment                                            (762)          1,759
                                                      --------        --------
    Total stockholders' equity                         277,268         279,420
                                                      --------        --------
Total liabilities and stockholders' equity            $607,266        $610,549
                                                      --------        --------
                                                      --------        --------

       (See accompanying notes to condensed consolidated financial statements)

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (Unaudited)

                                                      Thirteen Weeks Ended
                                                ------------------------------
                                                September 26,    September 27,
                                                    1997               1996
                                                ------------     -------------
Net sales                                          $151,063           $165,353
Cost of sales                                       102,752            110,899
                                                   --------           --------

Gross profit                                         48,311             54,454
                                                   --------           --------

Marketing, selling and administrative expenses       35,020             40,264
Research and development expenses                     3,871              3,759
Re-engineering expenses                               4,606                 --
Amortization of goodwill and other intangibles        2,045              2,040
                                                   --------           --------
Corporate operating income                            2,769              8,391
                                                   --------           --------

Other (expense) income:
Interest expense                                     (3,411)            (4,002)
Interest income                                       1,194                779
Other income and expense, net                           156                715
                                                   --------           --------
                                                     (2,061)            (2,508)
                                                   --------           --------

Income before income taxes                              708              5,883
Income taxes                                            363              2,823
                                                   --------           --------

Net income                                           $  345           $  3,060
                                                   --------           --------
                                                   --------           --------

Net income per share                                 $  .02             $  .16
                                                   --------           --------
                                                   --------           --------

Weighted average number of shares outstanding        19,438             19,023
                                                   --------           --------
                                                   --------           --------


       (See accompanying notes to condensed consolidated financial statements)

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)


                                                       Thirteen Weeks Ended
                                                   ----------------------------
                                                   September 26,   September 27,
                                                       1997            1996
                                                   ------------    ------------
Cash flows from operating activities:
  Net income                                         $  345           $  3,060
  Non-cash charges                                    6,841              6,826
  Changes in assets and liabilities, net of
  effect of acquisitions:
       Receivables, net                               3,038                393
       Inventories                                     (764)            (3,103)
       Prepaid expenses and other assets             (5,052)            (4,700)
       Income taxes                                     462              4,044
       Accounts payable and other liabilities        (3,964)             2,580
                                                   --------           --------
Net cash provided by operating activities               906              9,100
                                                   --------           --------
Cash flows from investing activities:
  Purchase of property and equipment                 (5,282)            (3,390)
                                                   --------           --------
Net cash used for investing activities               (5,282)            (3,390)
                                                   --------           --------
Cash flows from financing activities:
  Borrowings of long-term debt                       22,900             29,500
  Repayments of long-term debt                      (19,036)           (33,009)
  Proceeds from issuance of common stock                 24                110
                                                   --------           --------
Net cash provided by (used for)  financing
 activities                                           3,888             (3,399)
                                                   --------           --------
Effect of exchange rate changes on cash                 (18)                (1)
                                                   --------           --------
Net (decrease) increase in cash and cash
 equivalents                                           (506)             2,310
Cash and cash equivalents at beginning of period      2,823              1,785
                                                   --------           --------
Cash and cash equivalents at end of period         $  2,317           $  4,095
                                                   --------           --------
                                                   --------           --------




    (See accompanying notes to condensed consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 27, 1997, filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of September 26, 1997 and for the thirteen-week periods ended September 26, 1997 and September 27, 1996 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                                  September 26,        June 27,
                                                      1997               1997
                                                    -------            -------
       Raw material                                 $35,647            $34,501
       Work-in-progress                              14,156             11,570
       Finished goods                                39,718             42,686
                                                    -------            -------
                                                    $89,521            $88,757
                                                    -------            -------
                                                    -------            -------

Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3. Subsequent Event

On October 28, 1997 the company completed a private placement of $100 million of senior notes, $50 million maturing after seven years, bearing interest at 7.09% and the remaining $50 million maturing after ten years at an interest rate of 7.25%. The proceeds of this debt issuance was used to reduce the outstanding debt on the company's unsecured multi-currency credit facility. As a result of this placement, the maximum borrowing commitment under the company's multi-currency credit facility has also been reduced by $100 million to $150 million, decreasing to $135 million in January 1999 and to $115 million in January 2000 in accordance with the terms of the credit agreement.

3.  Contingencies

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

SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company reports its operating results using three groupings, which reflect its operating management structure: Home Healthcare Group ("HHG"), Continuing Care Group ("CCG") (both based in North America) and Sunrise Medical Europe.

RESULTS OF OPERATIONS

NET SALES

Net sales for the first quarter of fiscal 1998 were $151.1 million compared to $165.4 million in the comparable period of fiscal 1997, a decrease of 9%. Sales grew 1% after excluding the 6% effect of the company's divestiture of its consumer business in October 1996 and the 4% negative impact of foreign currency translation.

The Home Healthcare Group's sales increased 7% in the first quarter of fiscal 1998 to $68.8 million, compared to $64.4 million in the first quarter of fiscal 1997. HHG is comprised of three divisions: Mobility Products, Personal Care Products and Respiratory Products. Increased volume in all product lines accounted for most of the growth as a competitive pricing environment continued to deter price increases.

The Continuing Care Group recorded sales of $20.6 million in the first quarter of fiscal 1998, a decline of 14% from sales of $24.0 million in the comparable period of fiscal 1997. All product lines with the exception of patient lifters and slings recorded a significant decrease in unit volumes, while average selling prices decreased slightly. CCG's order backlog increased by 22% during the first quarter of fiscal 1998, indicating a positive trend for future sales. Backlog is considered a meaningful indicator for CCG, because most of its product lines require a two to three month lead time for manufacture.

In Europe, sales grew 2% to $61.7 in the first quarter of fiscal 1998, after excluding the negative 10% impact from foreign currency fluctuations, compared to $67.0 million in the first quarter of fiscal 1997. The company's businesses in France, Spain, and its European distribution group all had solid sales growth, while revenues in the U.K. and Germany declined. During the first quarter of fiscal 1998, the U.K. was significantly impacted by the consolidation of four manufacturing sites into one plant. Significant relocation related turnover in the direct labor workforce caused production inefficiencies and related shipping delays resulting in a backlog increase of $3.0 million.

EXPENSE AND PROFIT ANALYSIS

Key items as a percentage of net sales were:
                                                     Thirteen Weeks Ended
                                              -------------------------------
                                              September 26,      September 27,
                                                  1997               1996
                                              ------------       ------------
  Gross profit                                   32.0%              32.9%
  Corporate operating income                      1.8%               5.1%
  Interest expense                                2.3%               2.4%
  Net income                                      0.2%               1.9%

Gross profit of $48.3 million in the first quarter of fiscal 1998 was $6.2 million below the $54.5 million recorded in the comparable period of fiscal 1997. The gross margin, or gross profit as a percentage of net sales, decreased by 0.9% to 32.0%, as a result of pricing and cost pressures on certain products. In addition, negative foreign exchange rate impacts resulting primarily from the increase in the pound sterling versus other European currencies have reduced margins on Sunrise U.K. manufactured products.

Marketing, selling and administrative expenses decreased by 13% in the first quarter of fiscal 1998 compared to the prior year period, and declined as a percentage of net sales to 23.2% compared to 24.4% in the first quarter of fiscal 1997. Included in the first quarter of 1997 were marketing costs of approximately $1.4 million in connection with the company's sponsorship of the 1996 Atlanta Paralympic Games and $1.6 million of expenses incurred at the company's consumer business, which was divested in October 1996. Excluding these costs, marketing, selling and administrative expenses decreased by 6% evidencing the continued results of company-wide operating cost containment.

Research and development expenses increased to $3.9 million or 2.6% of net sales in the first quarter of fiscal 1998 as compared to $3.8 million or
2.3% of net sales in fiscal 1997.   This increase reflects the company's
renewed focus on new technologies and enhancements as facilities consolidations near completion.

Re-engineering expenses were $4.6 million in the first quarter of 1998.
These expenses are the costs incurred during the quarter with respect to the re-engineering and facilities consolidation program announced in fiscal 1997. Included in this amount are the expenses associated with the costs of new and upgraded management information systems, temporary duplicate U.K. facilities costs and the cost of unabsorbed overhead variances and labor inefficiencies related to the U.K. plant consolidations.

Interest expense for the first quarter of fiscal 1998 was $3.4 million or 15% lower than interest expense of $4.0 million in the first quarter of the prior year, attributable to lower average borrowings and a slight decrease in interest rates.

Interest and other income/expense, decreased to $1.4 million compared to $1.5 million in the first quarter of the prior year. Without the $0.7 million effect of the favorable resolution of a legal dispute in the 1997 period, interest income and other increased by $0.6 million, primarily as a result of interest related to a tax refund.

The effective tax rate of 51.3% in the first quarter of fiscal 1998 was higher than the rate of 48.0% in the same period of fiscal 1997 as a result of non-deductible goodwill amortization representing a greater portion of income before income taxes.

Net income for the first quarter of fiscal 1998 was $0.3 million, or $0.02 per share, compared to net income of $3.1 million ($.16 per share) in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1998, the company's working capital increased by $5.9 million to $108.2 million. Cash of $0.9 million was provided by operating activities during the period, compared to $9.1 million in the first quarter of fiscal 1997. Purchases of property and equipment were $5.3 million, up from $3.4 million in the 1997 period. Long-term debt increased by $3.9 million in the first quarter of fiscal 1998.

At the end of fiscal 1997, the company announced it would incur approximately $13 million in costs associated with its re-engineering program in fiscal 1998. This original estimate related to planned expenses associated with the U.S. and European information systems conversions and upgrades as well as the costs associated with the consolidation of four U.K. manufacturing divisions into one plant. Due to the higher than expected costs associated with the U.K consolidation together with management's decision to accelerate the move of its Personal Care Products factory to Mexico to occur in fiscal 1998, management's estimate of costs associated with re-engineering in fiscal 1998 has been increased to $19-$21 million.

The company recorded pre-tax charges from unusual items of $65.2 million in fiscal 1996. Of these charges, approximately $36.2 million required cash
payments and $29.0 million represented non-cash charges.   A total of $28.7
million of the cash amounts had been paid by June 27, 1997, and an additional $2.2 million was paid during the first quarter of fiscal 1998. Substantially all of the $5.3 million balance of cash charges is expected to be paid over the next twelve months.

IMPACT OF INFLATION

Inflation did not have any significant effect on the company's operating results in the first quarter of fiscal 1998.

FORWARD-LOOKING STATEMENTS

The company has made forward-looking statements in this Form 10-Q, including:
(i) the expected cost of the company's ongoing worldwide re-engineering and facilities consolidation program; and (ii) the expected future improvements in revenues of the Continuing Care Group. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) increased industry pricing pressures; (iii) disruptions caused by the company's consolidations of operations; (iv) the rising cost of raw materials; (v) product development, commercialization and market acceptance risks; (vi) reductions in government funding for products sold by the company; (vii) unfavorable governmental regulatory actions (such as by the FDA in the U.S.);
(viii) risks and uncertainties associated with the company's international activities; (ix) other factors referenced in Securities and Exchange Commission filings of the company. The company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this Form 10-Q, or to make corrections to reflect future events or developments.

                                 SUNRISE MEDICAL INC.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Number                   Description
    --------                  -----------
      3.1 Certificate of Incorporation of the company and amendments thereto. (a)

      3.3 Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III - Liability of Director to the Corporation." (b)

      3.9       Amended and Restated Bylaws as of April 29, 1997. (c)

      4.1 Amended and Restated Shareholders' Rights Agreement dated May 16, 1997. (d)

     10.17 Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.

     10.18 Note Purchase Agreement dated as of October 1, 1997 for $50 million 7.09% Series A Senior Notes Due October 28, 2004 and for $50 million 7.25% Series B Senior Notes Due October 28, 2007.

     27         Financial Data Schedule.

-------------------

(a) Incorporated herein by reference to the company's Registration Statement No. 2-86314.
(b) Incorporated herein by reference to the company's 1987 Definitive Proxy Statement.
(c) Incorporated herein by reference to the company's Form 10-K for the fiscal year ended June 27, 1997.
(d)  Incorporated herein by reference to the company's Form 8-K dated
     May 16, 1997.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     September 26, 1997.

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SUNRISE MEDICAL INC.



Date: November 7, 1997                         /s/  TED N. TARBET
                                               --------------------------------
                                                    Ted N. Tarbet
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



Date: November 7, 1997                         /s/   JOHN M. RADAK
                                               ---------------------------------
                                                     John M. Radak
                                               Vice President and Controller
                                               (Principal Accounting Officer)