Form 10-Q
period 1997-12-26
SUNRISE MEDICAL INC
filed 1998-02-09
CIK 720577

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended December 26, 1997

                                         OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________
     TO  ________________

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

         Registrant's telephone number, including area code: (760) 930-1500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X      No
                       -----       -----

Number of shares of common stock outstanding at January 30, 1998:  19,433,424

                       SUNRISE MEDICAL INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                    December  26,     June 27,
ASSETS                                                   1997           1997
------                                              -------------     --------
Current assets:                                      (Unaudited)
   Cash and cash equivalents                           $    926       $  2,823
   Trade receivables, net                               129,628        114,223
   Installment receivables, net                          10,542         13,351
   Income tax refunds receivable                          1,827          3,794
   Inventories                                           93,329         88,757
   Deferred income taxes                                 11,343         11,343
   Other current assets                                   6,410          3,703
                                                       --------       --------
      Total current assets                              254,005        237,994
   Property and equipment, net of accumulated
     depreciation of $88,590 and $83,420, respectively   87,057         90,852
   Goodwill and other intangible assets, net            274,170        274,410
   Other assets, net                                      5,316          7,293
                                                       --------       --------
   Total assets                                        $620,548       $610,549
                                                       --------       --------
                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt              $  5,244       $  4,942
   Trade accounts payable                                51,961         47,486
   Accrued compensation and other expenses               86,317         81,216
   Income taxes payable                                   1,046          2,119
                                                       --------       --------
      Total current liabilities                         144,568        135,763

Long-term debt, less current installments               186,866        188,061
Deferred income taxes                                     7,426          7,305
Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000 shares;
    none issued                                             ---            ---
  Common stock, $1 par. Authorized 40,000 shares;
    19,418 and 19,304 shares, respectively, issued
    and outstanding                                      19,418         19,304
Additional paid-in capital                              204,024        202,379
Retained earnings                                        56,754         55,978
Cumulative foreign currency translation adjustment        1,492          1,759
                                                       --------       --------
   Total stockholders' equity                           281,688        279,420
                                                       --------       --------
Total liabilities and stockholders' equity             $620,548       $610,549
                                                       --------       --------
                                                       --------       --------

      (See accompanying notes to condensed consolidated financial statements)

                       SUNRISE MEDICAL INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands)

                                                                 Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                              --------------------------       ------------------------------
                                                              December 26,  December 27,       December 26,      December 27,
                                                                  1997         1996                1997              1996
                                                              --------------------------       ------------------------------
                                                                     (Unaudited)                         (Unaudited)
Net sales                                                     $165,346         $169,710           $316,409         $335,063
Cost of sales                                                  114,780          115,098            217,504          225,997
                                                              --------         --------           --------         --------
Gross profit                                                    50,566           54,612             98,905          109,066

Marketing, selling and administrative expenses                  38,908           40,942             73,927           81,659
Research and development                                         3,781            3,742              7,652            7,048
Re-engineering expenses                                          7,043                -             11,678                -
Amortization of goodwill and other intangibles                   2,104            2,117              4,149            4,157
                                                              --------         --------           --------         --------
                                                                51,836           46,801             97,406           92,864

Corporate operating (loss) income                               (1,270)           7,811              1,499           16,202
                                                              --------         --------           --------         --------

Other (expense) income:
     Interest expense                                           (4,024)          (3,872)            (7,435)          (7,874)
     Interest income and other, net                              6,400              777              7,750            2,271
                                                              --------         --------           --------         --------
                                                                 2,376           (3,095)               315           (5,603)
                                                              --------         --------           --------         --------

Income before income taxes                                       1,106            4,716              1,814           10,599
Income taxes                                                       675            2,264              1,038            5,087
                                                              --------         --------           --------         --------
Net income                                                    $    431         $  2,452             $  776         $  5,512
                                                              --------         --------           --------         --------
                                                              --------         --------           --------         --------

Basic earnings per share                                      $   0.02         $   0.13            $  0.04         $   0.29
                                                              --------         --------           --------         --------
                                                              --------         --------           --------         --------
Weighted average number of shares outstanding                   19,381           18,863             19,343           18,857
                                                              --------         --------           --------         --------
                                                              --------         --------           --------         --------
Diluted earnings per share                                    $   0.02         $   0.13            $  0.04         $   0.29
                                                              --------         --------           --------         --------
                                                              --------         --------           --------         --------
Weighted average number of shares outstanding                   19,564           18,983             19,499           18,999
                                                              --------         --------           --------         --------
                                                              --------         --------           --------         --------

      (See accompanying notes to condensed consolidated financial statements)

                       SUNRISE MEDICAL INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                     Twenty-six Weeks Ended
                                                   ---------------------------
                                                   December 26,   December 27,
                                                       1997           1996
                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                          $    776       $  5,512
  Non-cash items                                        12,327         13,887
  Changes in assets and liabilities, net of effect
   of acquisitions:
    Receivables, net                                   (10,548)        (9,732)
    Inventories                                         (4,355)        (8,574)
    Prepaid expenses and other assets                   (4,443)        (1,816)
    Income taxes                                           894         10,757
    Accounts payable and other liabilities               9,467         19,067
                                                       -------       --------
Net cash provided by operating activities                4,118         29,101
                                                       -------       --------


Cash flows from investing activities:
  Purchase of property and equipment                   (10,560)       (13,492)
  Proceeds from sale of property and equipment           6,363              -
  Net cash invested in acquisition of businesses          (418)          (856)
  Proceeds from sale of business                             -         14,000
                                                       -------       --------
Net cash used for investing activities                  (4,615)          (348)
                                                       -------       --------

Cash flows from financing activities:
  Borrowings of long-term debt                         170,800         55,900
  Repayments of long-term debt                        (172,252)       (84,231)
  Proceeds from issuance of common stock                    59            201
                                                       -------       --------
Net cash used for financing activities                  (1,393)       (28,130)
                                                       -------       --------
Effect of exchange rate changes on cash                     (7)           (69)
                                                       -------       --------
Net (decrease) increase in cash and cash equivalents    (1,897)           554
Cash and cash equivalents at beginning of period         2,823          1,785
                                                       -------       --------

Cash and cash equivalents at end of period              $  926       $  2,339
                                                       -------       --------
                                                       -------       --------


      (See accompanying notes to condensed consolidated financial statements)

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 27, 1997, and Report on Form 10-Q for the first quarter ended September 26, 1997, filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of December 26, 1997 and for the thirteen-week and twenty-six week periods ended December 26, 1997 and December 27, 1996 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                            December 26,    June 27,
                                                1997          1997
                                             -------        -------
          Raw material                       $36,277        $34,501
          Work-in-progress                    12,170         11,570
          Finished goods                      44,882         42,686
                                             -------        -------
                                             $93,329        $88,757
                                             -------        -------
                                             -------        -------

Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3.  Debt

On October 28, 1997, the company completed a private placement of $100 million of senior notes, $50 million maturing after seven years, bearing interest at 7.09% and the remaining $50 million maturing after ten years at an interest rate of 7.25%. The proceeds of this debt issuance were used to reduce the outstanding debt on the company's unsecured multi-currency credit facility. As a result of this placement, the maximum borrowing commitment currently available under the company's multi-currency credit facility has also been reduced by $100 million to $150 million.

4. Net Income (Loss) per Share

The company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", during the second quarter of fiscal year 1998. Prior period net income (loss) per share amounts calculated and disclosed in accordance with SFAS 128 are as follows:

                                                            Years Ended
                                           -----------------------------------------------
                                           June 27,  June 28,  June 30,  July 1,   July 2,
                                             1997      1996      1995     1994      1993
                                           -----------------------------------------------
  Basic earnings (loss) per share            $0.55    $(2.17)   $1.06     $1.23     $1.26
  Weighted average shares outstanding       19,075    18,810   18,289    17,714    14,336

  Diluted earnings (loss) per share          $0.55    $(2.17)   $1.03     $1.19     $1.21
  Weighted average shares outstanding       19,196    18,810   18,819    18,317    14,950

5.  Contingencies

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

SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REPORTING UNITS

The company reports its operating results using three groupings: Home Healthcare Group ("HHG"), Continuing Care Group ("CCG") (both based in North America) and Sunrise Medical Europe. HHG is comprised of three divisions:
Mobility Products, Personal Care Products and Respiratory Products.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 26, 1997 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 27, 1996

NET SALES

Net sales for the second quarter of fiscal 1998 were $165.3 million compared to $169.7 million in the comparable period of fiscal 1997, a decrease of 3%. Sales grew 2% after excluding the 3% negative impact of foreign currency translation and the 2% effect of the company's divestiture of its consumer business in October 1996.

The Home Healthcare Group's sales increased 6% in the second quarter of fiscal 1998 to $75.9 million, compared to $71.7 million in the second quarter of fiscal 1997. Volume increases in sales of Mobility and Personal Care Products were slightly offset by the volume decline in respiratory products and modest average selling price declines across all three product lines. Respiratory product sales were impacted by changes in customer buying patterns in anticipation of the 25% cut in Medicare oxygen reimbursement effected on January 1, 1998.

The Continuing Care Group recorded sales of $22.1 million in the second quarter of fiscal 1998, a decline of 10% from sales of $24.5 million in the comparable period of fiscal 1997. The decline was primarily attributable to a decrease in unit volumes, although average selling prices did decrease slightly. Sales in the second quarter of fiscal 1998 increased 7% over first quarter 1998 in part due to a 2% decrease in the backlog reported in the first quarter of fiscal 1998.

In Europe, sales were $67.4 million in the second quarter of fiscal 1998, compared to $69.6 million in the comparable period of fiscal 1997, a decrease of 3%. Sales grew 5% after excluding the negative 8% impact from foreign currency fluctuations. The company's businesses in the U.K., France, Spain, and its European distribution group all had sales growth, however, revenues in Germany declined due to legislative changes in healthcare reimbursement. European sales results were substantially driven by unit volume increases over the prior year as overall average selling prices remained fairly constant.

EXPENSE AND PROFIT ANALYSIS

                                          Thirteen Weeks Ended
                                        ---------------------------
                                        December 26,   December 27,
                                             1997           1996
                                        ---------------------------
Gross profit                                 30.6%          32.2%
Corporate operating income                   (0.8%)          4.6%
Interest expense                              2.4%           2.3%
Net income                                    0.3%           1.4%

Gross profit of $50.6 million in the second quarter of fiscal 1998 was $4.0 million below the $54.6 million recorded in the comparable period of fiscal 1997. Gross margin, or gross profit as a percentage of net sales, decreased by 1.6% to 30.6% as a result of pricing and a shift in the mix of product sales to lower margin products. In addition, negative foreign exchange rate impacts resulting primarily from the increase in the pound sterling versus other European currencies have reduced margins on Sunrise U.K. manufactured products sold in continental Europe.

Marketing, selling and administrative expenses in the second quarter of fiscal 1998 were 23.5% of net sales compared to 24.1% in the second quarter of fiscal 1997. Company-wide operating cost containment measures led to the decrease.

Research and development expenses increased to 2.3% of net sales or $3.8 in the second quarter of fiscal 1998 as compared to 2.2% of net sales or $3.7 million in fiscal 1997.

Re-engineering expenses were $7.0 million in the second quarter of fiscal 1998. These period expenses are related to the re-engineering and facilities consolidation program costs announced in fiscal 1997. Expenses include: the cost of relocating the company's Simi Valley, California plant to Tijuana, Mexico; underabsorbed overhead variances, labor inefficiencies, and temporary duplicate facilities costs related to the U.K. plant consolidations; and costs of new and upgraded management information systems.

Interest expense for the second quarter of fiscal 1998 was $4.0 million or 4% higher than interest expense of $3.9 million in the second quarter of the prior year, attributable to higher average borrowings and a slight increase in interest rates.

Interest and other income/expense, increased to $6.4 million compared to $0.8 million in the second quarter of the prior year. Substantially all of the increase relates to a favorable settlement of patent infringement litigation and a gain on the sale of property in the U.K.

The effective tax rate of 61% in the second quarter of fiscal 1998 was higher than the rate of 48.0% in the same period of fiscal 1997, principally as a result of non-deductible goodwill amortization representing a greater portion of income before income taxes.

Net income for the second quarter of fiscal 1998 was $0.4 million, or $0.02 per share, compared to net income of $2.5 million, or $0.13 per share in the second quarter of fiscal 1997.

TWENTY-SIX WEEKS ENDED DECEMBER 26, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED DECEMBER 27, 1996

NET SALES

Net sales for the first half of fiscal 1998 were $316.4 million compared to $335.1 million in the comparable period of fiscal 1997, a decrease of 6%. Sales grew 2% after excluding the 4% negative impact of foreign currency translation and 4% effect of the company's divestiture of its consumer business in October 1996.

The Home Healthcare Group's sales increased 6% in the first half of fiscal 1998 to $144.6 million, compared to $136.0 million in the first half of fiscal 1997. Increased unit volume in all product lines with the exception of Respiratory products accounted for most of the growth as the competitive pricing environment continued to negatively affect average selling prices.

The Continuing Care Group recorded sales of $42.7 million in the first half of fiscal 1998, a decline of 12% from sales of $48.5 million in the comparable period of fiscal 1997. All product lines experienced decreased unit volumes and average selling prices also declined slightly.

In Europe, sales grew 3% to $129.1 in the first half of fiscal 1998, after excluding the negative 9% impact from foreign currency fluctuations, compared to $136.7 million in the first half of fiscal 1997. The company's businesses in the U.K., France, Spain, and its European distribution group all had sales growth, while revenues in Germany declined due to significant reimbursement pressures. Total European sales results were substantially driven by unit volume increases over the prior year as overall average selling prices remained fairly constant.

EXPENSE AND PROFIT ANALYSIS

                                           Twenty-six Weeks Ended
                                         ---------------------------
                                         December 26,   December 27,
                                             1997           1996
                                         ---------------------------
Gross profit                                 31.3%          32.6%
Corporate operating income                    0.5%           4.8%
Interest expense                              2.3%           2.4%
Net income                                    0.2%           1.6%

Gross profit of $98.9 million in the first half of fiscal 1998 was $10.2 million below the $109.1 million recorded in the comparable period of fiscal 1997. Gross margin decreased by 1.3% to 31.3% as a result of similar trends to those described above for the second quarter, namely pricing, product mix shifts and negative foreign currency rate impacts.

Marketing, selling and administrative expenses were 23.4% in the first half of fiscal 1998 compared to 24.4% in the first half of fiscal 1997. Included in the first half of 1997 were one-time costs of $1.4 million related to the company's sponsorship of the 1996 Atlanta Paralympic Games and $2.1 million of expenses incurred at the company's consumer business, which was divested in October 1996.

Research and development expenses increased to 2.4% of net sales or $7.7 million in the first half of fiscal 1998 as compared to 2.1% of net sales or
$7.0 million in fiscal 1997.   This increase reflects the company's renewed
focus on new technologies and enhancements as facilities consolidations near completion.

In the first half of fiscal 1998, re-engineering expenses totaled $11.7 million. The same amounts as described previously for the second quarter are also included in the year-to-date amount.

Interest expense for the first half of fiscal 1998 was $7.4 million or 6% lower than interest expense of $7.9 million in the first half of the prior year, attributable to lower average borrowings partially offset by a slight decrease in average interest rates.

Interest and other income/expense, increased to $7.8 million compared to $2.3 million in the first half of the prior year. Substantially all of the increase relates to a favorable settlement of a patent infringement lawsuit and a gain on the sale of property in the U.K.

The effective tax rate of 57.2% in the first half of fiscal 1998 was higher than the rate of 48.0% in the same period of fiscal 1997 as non-deductible goodwill amortization represented a greater portion of income before income taxes.

Net income for the first half of fiscal 1998 was $0.8 million, or $0.04 per share, compared to net income of $5.5 million, or $0.29 per share in the first half of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of fiscal 1998, the company's working capital increased by $7.2 million to $109.4 million. Cash provided by operating activities was $4.1 million, compared to $29.1 million in the first half of fiscal 1997.
 Cash provided by operating activities in 1997 included $15 million from income tax refunds and $10 million from the increase in accounts payable and other liabilities. Purchases of property and equipment were $10.6 million, down from $13.5 million in the 1997 period. Long-term debt decreased by $1.5 million in the first half of fiscal 1998.

The company recorded pre-tax charges from unusual items of $65.2 million in fiscal 1996. Of these charges, approximately $36.2 million required cash
payments and $29.0 million represented non-cash charges.   A total of $28.7
million of the cash amounts had been paid by June 27, 1997, and an additional $3.5 million was paid during the first half of fiscal 1998. Substantially all of the $4.0 million balance of cash charges is expected to be paid over the next nine months.

IMPACT OF INFLATION

Inflation did not have any significant effect on the company's operating results in the first half of fiscal 1998.

FORWARD-LOOKING STATEMENTS

The company has made forward-looking statements in this Form 10-Q and other public announcements and filings. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) increased industry pricing pressures; (iii) disruptions caused by the company's consolidations of operations; (iv) the rising cost of raw materials; (v) product development, commercialization and market acceptance risks; (vi) reductions in government funding for products sold by the company; (vii) unfavorable governmental regulatory actions (such as by the FDA in the U.S.); (viii) risks and uncertainties associated with the company's international activities; (ix) other factors referenced in Securities and Exchange Commission filings of the company. The company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this Form 10-Q and other public announcements and filings, or to make corrections to reflect future events or developments.

                            SUNRISE MEDICAL INC.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its Annual Meeting of Stockholders on November 13, 1997. The following eight directors were elected for a one-year term. The manner in which the shares represented at the meeting were voted in the election of each director is detailed below.

                                      Voted              Withheld/
                                        For              Abstained
                                   ----------            ---------
     Lee A. Ault II                15,939,912               81,562
     Richard H. Chandler           15,935,750               85,724
     Lloyd E. Cotsen               13,936,216            2,085,258
     Babette Heimbuch              15,939,409               82,065
     Murray H. Hutchison           15,943,812               77,662
     William L. Pierpoint          15,940,212               81,262
     Joseph Stemler                15,940,312               81,162
     John R. Woodhull              15,940,412               81,062

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     Number                   Description
     ---------                -----------
     3.1   Certificate of Incorporation of the company and amendments thereto.
           (a)

     3.2 Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III - Liability of Director to the Corporation." (b)

     3.3   Amended and Restated Bylaws as of April 29, 1997. (c)

     4.1 Amended and Restated Shareholders' Rights Agreement dated May 16, 1997. (d)

    10.17 Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (e)

    10.18 Note Purchase Agreement dated as of October 1, 1997 for $50 million 7.09% Series A Senior Notes Due October 28, 2004 and for $50 million 7.25% Series B Senior Notes Due October 28, 2007.
           (e)

    27     Financial Data Schedule.
___________________________

     (a) Incorporated herein by reference to the company's Registration Statement No. 2-86314.
     (b)  Incorporated herein by reference to the company's 1987
          Definitive Proxy Statement.
     (c) Incorporated herein by reference to the company's Form 10-K for the year ended June 28, 1997.
     (d) Incorporated herein by reference to the company's Form 8-K dated May 16, 1997.
     (e) Incorporated herein by reference to the company's Form 10-Q dated November 10, 1997.



(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 26, 1997.

                     SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUNRISE MEDICAL INC.



Date: February 9, 1998        /s/  Ted N. Tarbet
                              ----------------------------------------
                                   Ted N. Tarbet
                              Senior Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



Date: February 9, 1998         /s/   John M. Radak
                              ----------------------------------------
                                     John M. Radak
                              Vice President and Controller
                              (Principal Accounting Officer)