Form 10-Q
period 1998-03-27
SUNRISE MEDICAL INC
filed 1998-05-11
CIK 720577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the quarterly period ended March 27, 1998

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


Number of shares of common stock outstanding at April 30, 1998: 22,115,773

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 March 27,    June 27,
                                                                                    1998        1997
                                                                                 ---------------------
                                                                                (Unaudited)
ASSETS
------
Current assets:

     Cash and cash equivalents                                                     $    899   $  2,823
     Trade receivables, net                                                         123,794    114,223
     Installment receivables, net                                                    11,615     13,351
     Income tax refunds receivable                                                       --      3,794
     Inventories                                                                     99,689     88,757
     Deferred income taxes                                                           11,343     11,343
     Other current assets                                                             6,262      3,703
                                                                                   --------   --------
         Total current assets                                                       253,602    237,994
     Property and equipment, net of accumulated
         depreciation of $91,652 and $83,420, respectively                           83,228     90,852
     Goodwill and other intangible assets, net                                      270,215    274,410
     Other assets, net                                                                5,119      7,293
                                                                                   --------   --------
Total assets                                                                       $612,164   $610,549
                                                                                   --------   --------
                                                                                   --------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current installments of long-term debt                                        $  7,371   $  4,942
     Trade accounts payable                                                          47,657     47,486
     Accrued compensation and other expenses                                         93,861     81,216
     Income taxes payable                                                             2,698      2,119
                                                                                   --------   --------
          Total current liabilities                                                 151,587    135,763

Long-term debt, less current installments                                           173,108    188,061
Deferred income taxes                                                                 7,305      7,305
Stockholders' equity:
     Preferred stock, $1 par. Authorized 5,000 shares; none issued                       --         --
      Common stock, $1 par. Authorized 40,000 shares; 19,449 and
        19,304 shares, respectively, issued and outstanding                          19,449     19,304

Additional paid-in capital                                                          204,244    202,379
Retained earnings                                                                    56,165     55,978
Cumulative foreign currency translation adjustment                                      306      1,759
                                                                                   --------   --------
     Total stockholders' equity                                                     280,164    279,420
                                                                                   --------   --------
Total liabilities and stockholder's equity                                         $612,164   $610,549
                                                                                   --------   --------
                                                                                   --------   --------

     (See accompanying notes to condensed consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)

                                                   Three Months Ended        Nine Months Ended
                                                 -------------------------------------------------
                                                  March 27,   March 28,     March 27,    March 28,
                                                    1998        1997          1998         1997
                                                 -------------------------------------------------
                                                       (Unaudited)                (Unaudited)
Net sales                                        $ 160,426    $ 158,419    $ 476,834    $ 493,482
Cost of sales                                      110,811      107,645      328,314      333,642
                                                 ---------    ---------    ---------    ---------

Gross profit                                        49,615       50,774      148,520      159,840
                                                 ---------    ---------    ---------    ---------

Marketing, selling and administrative expenses      34,451       38,806      108,378      120,012
Research and development                             3,819        4,365       11,471       11,866
Re-engineering expenses                              5,307           --       16,985           --
Amortization of goodwill and other intangibles       2,124        2,067        6,273        6,224
                                                 ---------    ---------    ---------    ---------


Corporate operating income                           3,914        5,536        5,413       21,738
                                                 ---------    ---------    ---------    ---------

Other (expense) income:
     Interest expense                               (3,641)      (3,671)     (11,076)     (11,545)

     Interest income and other, net                    790          750        8,540        3,021
                                                 ---------    ---------    ---------    ---------

                                                    (2,851)      (2,921)      (2,536)      (8,524)
                                                 ---------    ---------    ---------    ---------

Income before income taxes                           1,063        2,615        2,877       13,214
Income taxes                                         1,652        1,511        2,690        6,598
                                                 ---------    ---------    ---------    ---------

Net (loss) income                                $    (589)   $   1,104    $     187    $   6,616
                                                 ---------    ---------    ---------    ---------
                                                 ---------    ---------    ---------    ---------


Basic (loss) earnings per share                  $   (0.03)   $    0.06    $    0.01    $    0.35
                                                 ---------    ---------    ---------    ---------
                                                 ---------    ---------    ---------    ---------
Weighted average number of shares outstanding       19,439       19,290       19,375       19,001
                                                 ---------    ---------    ---------    ---------
                                                 ---------    ---------    ---------    ---------

Diluted (loss) earnings per share                $   (0.03)   $    0.06    $    0.01    $    0.35
                                                 ---------    ---------    ---------    ---------
                                                 ---------    ---------    ---------    ---------
Weighted average number of shares outstanding       19,439       19,407       19,525       19,134
                                                 ---------    ---------    ---------    ---------
                                                 ---------    ---------    ---------    ---------

     (See accompanying notes to condensed consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Nine Months Ended
                                                                   ------------------------
                                                                     March 27,    March 28,
                                                                       1998         1997
                                                                   ------------------------
                                                                          (Unaudited)
Cash flows from operating activities:
     Net income                                                     $     187    $   6,616
     Non-cash items                                                    18,265       20,939
Changes in assets and liabilities, net of effect of acquisitions:
     Receivables, net                                                  (5,618)      (2,215)
     Inventories                                                      (10,715)      (9,390)
     Prepaid expenses and other assets                                 (3,803)         551
     Income taxes                                                       4,787        3,748
     Accounts payable and other liabilities                            12,183        4,085
                                                                    ---------    ---------
     Net cash provided by operating activities                         15,286       24,334
                                                                    ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment, net                          (10,667)     (22,150)
     Proceeds from sale of property and equipment                       6,363           --
     Proceeds from sale of business                                        --       14,000
     Net cash invested in acquisition of  businesses                     (418)        (856)
                                                                    ---------    ---------
Net cash used for investing activities                                 (4,722)      (9,006)
                                                                    ---------    ---------

Cash flows from financing activities:
     Borrowings of long-term debt                                     192,600       99,000
     Repayments of long-term debt                                    (205,683)    (115,645)
     Proceeds from issuance of common stock                               454          294
                                                                    ---------    ---------
Net cash used for financing activities                                (12,629)     (16,351)
                                                                    ---------    ---------
Effect of exchange rate changes on cash                                   141          (52)
                                                                    ---------    ---------
Net (decrease) increase in cash and cash equivalents                   (1,924)      (1,075)
Cash and cash equivalents at beginning of period                        2,823        1,785
                                                                    ---------    ---------

Cash and cash equivalents at end of period                          $     899    $     710
                                                                    ---------    ---------
                                                                    ---------    ---------

     (See accompanying notes to condensed consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 27, 1997, and Reports on Form 10-Q for the three months ended September 26, 1997 and December 26, 1997, filed by Sunrise Medical Inc. (the "company") with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of March 27, 1998 and for the three months and nine months ended March 27, 1998 and March 28, 1997 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                         March 27,         June 27,
                                           1998              1997
                                        ----------         ---------
          Raw material                    $43,544            $34,501
          Work-in-progress                 14,369             11,570
          Finished goods                   41,776             42,686
                                          -------            -------
                                          $99,689            $88,757
                                          -------            -------
                                          -------            -------

Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3. Subsequent Event

On April 13, 1998, the company acquired Sentient Systems Technology, Inc., a manufacturer of augmentative communication devices for persons affected by speech disabilities. The agreement called for each share of Sentient common stock to be exchanged for 2.27 shares of Sunrise common stock. Approximately
2.7 million Sunrise shares were issued. The transaction will be accounted for as a pooling of interests. The following unaudited data summarizes the combined operating results of the company and Sentient as if the merger had occurred at the beginning of the periods presented. Merger transaction costs of approximately $3.0 million will be recognized in the fourth quarter of fiscal 1998.

                                                        Unaudited
--------------------------------------------------------------------------------
Dollars in millions except                 Nine Months Ended     Year Ended
per-share amounts                            March 27, 1998     June 27, 1997
--------------------------------------------------------------------------------
Net sales                                        $488.5            $670.5
Net Income                                          1.7              12.0
Basic earnings per share                           0.08              0.56
Diluted earnings per share                         0.08              0.55


4.  Contingencies

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

SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REPORTING UNITS

The company reports its operating results using three groupings: Home Healthcare Group ("HHG"), Continuing Care Group ("CCG") (both based in the United States) and Sunrise Medical Europe. HHG is comprised of three product divisions:
Mobility Products, Personal Care Products and Respiratory Products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 27, 1998 COMPARED TO THREE MONTHS ENDED MARCH 28, 1997

NET SALES

Net sales for the third quarter of fiscal 1998 were $160.4 million compared to $158.4 million in the comparable period of fiscal 1997, an increase of 1%. Sales grew 3.5% after excluding the 2.4% negative impact of foreign currency translation and the 0.1% effect of acquisitions and divestitures.

HHG's sales increased 8% in the third quarter of fiscal 1998 to $77.5 million, compared to $71.9 million in the same period of last year. Sales at the Mobility, Personal Care and Respiratory Products divisions all increased compared to the prior year. The increase was substantially volume driven, although overall group average selling prices rose slightly due to a combination of change in sales mix and selling price changes.

CCG's sales were $23.9 million in the third quarter of fiscal 1998, an increase of 6% from sales of $22.6 million in the comparable period of fiscal 1997. The increase was primarily attributable to an increase in unit volumes, as group average selling prices declined slightly.

In Europe, sales were $59.0 million in the third quarter of fiscal 1998, compared to $64.0 million in the comparable period of fiscal 1997, a decrease of 8%. Sales decreased 2% after excluding the negative 6% impact from foreign currency fluctuations and divestitures. Sales increased in Spain and France compared to the prior year, while revenues from the company's businesses in the U.K., Germany, and its European distribution group declined. The U.K. decline was primarily due to the depressed nursing home market, while
Germany continued to be impacted by legislative reimbursement pressures.

EXPENSE AND PROFIT ANALYSIS

                                              Three Months Ended
                                   ---------------------------------------------
                                       March 27, 1998       March 28, 1997
                                   ---------------------------------------------
Gross profit                                 30.9 %               32.1%
Corporate operating income                    2.4 %                3.5%
Interest expense                              2.3 %                2.3%
Net (loss) income                            (0.4)%                0.7%

Gross profit of $49.6 million in the third quarter of fiscal 1998 was $1.2 million below the $50.8 million recorded in the same period of fiscal 1997. Gross margin, or gross profit as a percentage of net sales, decreased to 30.9%, primarily as a result of an increase in the pound sterling versus other European currencies, which caused lower margins on Sunrise U.K. manufactured products sold in continental Europe. A shift in the mix of product sales to lower margin products also contributed to the decline.

Marketing, selling and administrative expenses were 21.5% of net sales in the third quarter, compared to 24.5% in the third quarter of fiscal 1997, a decrease of $4.4 million. Company-wide operating cost containment measures combined with a reduction in operating expenses as a result of U.S. and European consolidations led to the decrease.

Re-engineering expenses were $5.3 million in the third quarter of fiscal 1998. These expenses are related to the re-engineering and facilities consolidation program announced in fiscal 1997. Expenses include: the estimated costs of the company's shutdown of the Ft. Pierce, Florida plant; costs of converting to new and upgraded management information systems; and underabsorbed overhead, labor inefficiencies, and temporary duplicate facilities costs related to U.K. plant consolidations.

Corporate operating income decreased by 29% to $3.9 million in the third quarter of fiscal 1998, compared to $5.5 million in the same period of the prior year. Excluding re-engineering expenses of $5.3 million, corporate operating income would have been $9.2 million in the third quarter of fiscal 1998, an increase of 67% over the prior year.

Interest expense for the third quarter of fiscal 1998 was $3.6 million and comparable with the third quarter of the prior year, as average borrowings and interest rates were fairly constant.

Pre-tax income in the third quarter of fiscal 1998 decreased $1.5 million or 59% to $1.1 million, compared to $2.6 million in the prior year due to the impact of the $5.3 million of re-engineering expenses discussed above. Excluding these expenses, pre-tax income would have been $6.4 million, an increase of 144% compared to the prior year.

The effective tax rate of 155.4% in the third quarter of fiscal 1998, which adjusted the year-to-date effective rate to 93.5%, was higher than the rate of 57.8% in the same period of fiscal 1997. The higher rate results from non-deductible goodwill amortization representing a greater portion of lower income before income taxes when compared with the prior year.

The third quarter of fiscal 1998 net loss was $0.6 million, or $0.03 per share, compared to net income of $1.1 million, or $0.06 per share in the third quarter of fiscal 1997.

NINE MONTHS ENDED MARCH 27, 1998 COMPARED TO NINE MONTHS ENDED MARCH  28, 1997

NET SALES

Net sales for the first nine months of fiscal 1998 were $476.8 million compared to $493.5 million in the comparable period of fiscal 1997, a decrease of 3%. Sales grew 2% after excluding the 3% negative impact of foreign currency translation and 2% effect of the company's divestiture of its consumer business in October 1997.

HHG's sales increased 7% in the first nine months of fiscal 1998 to $222.1 million, compared to $207.9 million in the comparable period of fiscal 1997. All product divisions had sales growth when compared to the same period of the prior year. Volume increases accounted for most of the growth as the competitive pricing environment and shift in sales mix negatively affected overall average selling prices.

The Continuing Care Group recorded sales of $66.6 million in the first nine months of fiscal 1998, a decline of 6% from sales of $71.1 million in the comparable period of fiscal 1997. Overall lower unit volumes and a reduction in average selling prices contributed to the decline.

In Europe, sales grew 2% to $188.1 in the first three quarters of fiscal 1998, after excluding the negative 8% impact from foreign currency fluctuations and divestitures, compared to $200.6 million in the first nine months of fiscal 1997. The company's businesses in France, Spain, and its European distribution group all had sales growth, while revenues in Germany declined due to significant reimbursement pressures. Total revenues in the U.K. also declined as a result of the depressed nursing home market. Total European sales results were substantially driven by unit volume increases over the prior year.

EXPENSE AND PROFIT ANALYSIS

                                                       Nine Months Ended
                                           -------------------------------------
                                                March 27, 1998    March 28, 1997
                                           -------------------------------------
Gross profit                                        31.1%           32.4%
Corporate operating income                           1.1%            4.4%
Interest expense                                     2.3%            2.3%
Net income                                           0.0%            1.3%


Gross profit of $148.5 million in the first nine months of fiscal 1998 was $11.3 million below the $159.8 million recorded in the comparable period of fiscal 1997. Gross margin decreased by 130 basis points to 31.1%, as a result of similar trends to those described above for the third quarter, namely pricing, product mix shifts and negative foreign currency rate impacts.

Marketing, selling and administrative expenses decreased 160 basis points to 22.7% of net sales in the first nine months of fiscal 1998, compared to 24.3% in the prior year period. Included in the first nine months of 1997 were one-time costs of $1.4 million related to the company's sponsorship of the 1996 Atlanta Paralympic Games and $2.1 million of expenses incurred at the company's consumer business, which was divested in October 1996. Excluding these expenses, marketing, selling and administrative expenses were $8.1 million lower and declined 90 basis points as a percentage of sales from fiscal 1997. The decrease is attributed to the combination of company-wide cost containment and the expense reduction which resulted from U.S. and European plant consolidations.

In the first nine months of 1998, re-engineering expenses totaled $17.0 million. Included in these expenses were the cost of relocating the company's Simi Valley, California plant to Tijuana, Mexico in addition to the same items described previously for the third quarter.

Corporate operating income decreased by 75% to $5.4 million in the first nine months of fiscal 1998, compared to $21.7 million in the same period of the prior year. Excluding re-engineering expenses of $17.0 million, corporate operating income would have been $22.4 million in the first nine months of fiscal 1998, an increase of 3% over the prior year.

Interest expense for the first nine months of fiscal 1998 was $11.1 million or 4% lower than interest expense of $11.5 million in the first half of the prior year, attributable to lower average borrowings and slightly lower average interest rates.

Interest and other income/expense, increased to $8.5 million compared to $3.0 million in the first nine months of the prior year. Substantially all of the increase relates to a favorable settlement of a patent infringement lawsuit and a gain on the sale of property in the U.K., both recorded in this year's second quarter.

Pre-tax income was $2.9 million for the first nine months of fiscal 1998, compared to $13.2 million in the same period of the prior year, a decline of 78%. Re-engineering expenses of $17.0 million, as described above, led to the decline. Without these expenses, pre-tax income would have been $19.9 million, or 50% higher than the prior year.

The effective tax rate of 93.5% in the first nine months of fiscal 1998 was higher than the rate of 50% in the same period of fiscal 1997 as non-deductible goodwill amortization represented a greater portion of income before income taxes.

Net income for the first three quarters fiscal 1998 was $0.2 million, or $0.01 per share, compared to net income of $6.6 million, or $0.35 per share in the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1998, the company's working capital decreased by $0.2 million to $102.0 million. Cash provided by operating activities was $15.3 million, compared to $24.3 million in the first nine months of fiscal 1997. The decrease is primarily due to increases in inventories and accounts receivable, as well as lower net income. Purchases of property and equipment were $10.7 million, down from $22.2 million in the 1997 period. Capital expenditures in 1997 included the cost and refurbishment of a plant in the U.K. designated to house the consolidated U.K. businesses. Long-term debt decreased by $13.1 million in the first nine months of fiscal 1998.

IMPACT OF INFLATION

Inflation did not have any significant effect on the company's operating results in the first nine months of fiscal 1998.

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

       4.1 Amended and Restated Shareholders' Rights Agreement dated May 16, 1997. (d)

       4.2    Sentient Systems Technology, Inc. 1993 Employee Stock Option
              Plan. (f)

       4.3 Sentient Systems Technology, Inc. Stock Option Agreement Under 1993 Employee Stock Option Plan. (f)

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

---------------------------
       (a) Incorporated herein by reference to the company's Registration Statement No. 2-86314.
       (b) Incorporated herein by reference to the company's 1987 Definitive Proxy Statement.
       (c) Incorporated herein by reference to the company's Form 10-K for the year ended June 28, 1997.
       (d) Incorporated herein by reference to the company's Form 8-K dated May 16, 1997.
       (e) Incorporated herein by reference to the company's Form 10-Q dated November 10, 1997.
       (f) Incorporated herein by reference to the company's Form S-8 dated April 14, 1998.

(b)       REPORTS ON FORM 8-K

         A report on Form 8-K dated February 12, 1998, was filed related to an agreement and plan of merger between Sunrise Medical Inc., SSTI Acquisition, Inc., and Sentient Systems Technology, Inc.

         A report on Form 8-K dated April 13, 1998, was filed in connection with the acquisition of Sentient Systems Technology, Inc., pursuant to an agreement and plan of merger between Sunrise Medical Inc., SSTI Acquisition, Inc., and Sentient Systems Technology, Inc.

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SUNRISE MEDICAL INC.



Date: May 11, 1998                    /s/ Ted N. Tarbet
                                      -------------------
                                          Ted N. Tarbet
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



Date: May 11, 1998                    /s/ John M. Radak
                                      --------------------
                                          John M. Radak
                                      Vice President and Controller
                                      (Principal Accounting Officer)