Form 10-K
period 1998-07-03
SUNRISE MEDICAL INC
filed 1998-09-24
CIK 720577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 3, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to
     _____________

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
     TITLE OF CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, par value $1.00                New York Stock Exchange
Common Stock Purchase Rights                 New York Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES /X/ NO / /

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $125,500,000 as of September 4, 1998.

     On September 4, 1998, the registrant had 22,172,483 outstanding shares of $1 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENTS                                  FORM 10-K REFERENCES
           -----------                                 --------------------
Portions of the company's Definitive Proxy       Part III, Items 10-13 (Page 55)
Statement for its Annual Meeting of
Stockholders to be held on November 20, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SUNRISE MEDICAL INC.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JULY 3, 1998

                                      INDEX

                                                                                        Page
                                                                                        ----
                                     PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .     2
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .    13
  --      Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . .    14


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters . . .    16
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . .    17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .    18
Item 8.   Financial  Statements and  Supplementary  Data. . . . . . . . . . . . . . .    31
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . .    31


                                    PART III


Item 10.  Directors and Executive  Officers of the  Registrant. . . . . . . . . . . .    55
Item 11.  Executive  Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .    55
Item 12.  Security Ownership of Certain Beneficial Owners and Management. . . . . . .    55
Item 13.  Certain  Relationships and Related  Transactions. . . . . . . . . . . . . .    55


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . .    56
          Signatures.  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    58

                                     PART I

ITEM 1.   BUSINESS

     Sunrise Medical Inc. ("Sunrise" or the "company") is a worldwide leader in the design and manufacture of medical products used in three attractive growth markets -- home healthcare, extended care and assistive technology. Sunrise maintains number one or number two global market share positions for many of its products. The company's core product lines include custom manual and power wheelchairs and related seating systems; ambulatory, bathing and lifting products; home respiratory devices; healthcare beds and furniture; therapeutic mattresses and other patient support surfaces; and augmentative communication devices. Headquartered in Carlsbad, California, the company is publicly traded on the New York Stock Exchange under the ticker symbol "SMD".

     The company manufactures products in the United States, Mexico, the United Kingdom, Germany, France and Spain and distributes them through company-owned sales and distribution organizations in those countries, as well as in most of the rest of Europe, Canada and Australia. It also distributes through independent importers/distributors in more than 80 other countries. International sales accounted for 39% of total company revenues in the fiscal year ended July 3, 1998.

     Sunrise was founded in 1983 to take advantage of the shift in patients from hospitals to alternate site settings. The company believes that a number of factors will contribute to continued worldwide growth in the homecare and extended care markets, including: (i) the aging of the population; (ii) greater utilization of lower-cost, alternate-site treatment; (iii) patient preference for home healthcare; (iv) advances in technology facilitating improved outpatient care; (v) greater emphasis on integrating the disabled into the workplace and the community; and (vi) the increasing popularity of wheelchair sports and recreational activities among the disabled.

     The company's long-term strategic objective, which it calls its "strategic intent," is to achieve global market leadership positions in homecare, extended care and assistive technology products. Sunrise is already one of the largest firms in its industry internationally and is a leader in most of its U.S. product markets as measured by industry sales. The company seeks to achieve global market leadership through five growth strategies:

- NEW PRODUCT DEVELOPMENT. Maintain leadership in product innovation by applying the latest technologies to solve patient problems associated with disabilities, respiratory ailments and alternate site care. Continue to invest in high potential, long-range new product development, but give increased attention to the value end of the price spectrum in each product market.

- CUSTOMER SERVICE LEADERSHIP. Offer a full range of products and services to target customer groups--home care providers and extended care institutions--thereby leveraging the company's strong salesforces and distribution networks. Provide an exceptional level of customer service, including fast delivery, convenient financing plans, user friendly electronic commerce and educational support programs.

- GROWTH MARKET INITIATIVES. Leverage Sunrise's well known brands into complementary adjacent markets such as retail drugstores, assisted living facilities and acute care markets.

- GLOBAL EXPANSION. Extend domestic market leadership internationally through an aggressive export sales function. Lead the industry in global consolidation, establishing company owned sales/distribution companies in major countries around the world. Leverage competitive advantages in product technology, manufacturing capacity, distribution coverage and management systems to capitalize on worldwide market growth trends.

- STRATEGIC ACQUISITIONS. Enhance core businesses by acquiring proprietary technologies and product lines that yield immediate synergy or help enter fast growing market niches.

RE-ENGINEERING PROGRAM

     In recent years government budgetary pressures and the rise of managed care organizations have dramatically changed the U.S. healthcare marketplace, causing homecare products to be viewed more generically and imposing downward pressure on prices. Further, home medical equipment providers have been consolidating into national chains and buying groups, which have used their new purchasing power to intensify this pressure.

     Through the early 1990's, Sunrise operated with a decentralized structure, built around product-specific operating divisions with their own salesforces and management teams. As the new industry reality emerged, the company implemented a progression of re-engineering steps that included the consolidation of five U.S. homecare divisions into one; consolidation of divisions within each major European market; consolidation of U.S. salesforces; implementation of common computer software and hardware systems; and headcount reductions across all Sunrise divisions. This re-engineering program, which is substantially complete, has spanned the past three fiscal years.

     As a result of the most recent trends in the healthcare business environment, Sunrise has realigned its group structure around distribution channels rather than the end markets where the products are used, a strategy designed to better focus on its customers and maximize the effectiveness of its salesforces. Effective in July 1998, all product lines sold primarily through dealers or distributors shifted to the Home Healthcare Group, while the Continuing Care Group assumed responsibility for representing all Sunrise products sold direct to nursing homes and other healthcare institutions internationally, as well as in the U.S. As a result of this change, Bio Clinic patient support surfaces and Hoyer lifter products were transferred from the Continuing Care Group to the Home Healthcare Group. Included in the new global Continuing Care Group are the Joerns (U.S.) and Corona (France) patient room bed and furnishings businesses and the Parker (U.K.) bathing equipment division.

HOME HEALTHCARE GROUP

     The Home Healthcare Group ("HHG") was consolidated into a single business in fiscal 1997. Headquartered in Longmont, Colorado, HHG focuses on the outpatient equipment needs of the elderly and the disabled. Headquarters functions include sales, marketing, finance, information systems, customer service, distribution and human resources. Also located at HHG are SunMed Finance, the company's dealer installment financing division, and Sunrise Consulting, the company's new Medicare reimbursement consulting business. Product development and manufacturing activities are assigned to three product divisions, each with a global market perspective. The three divisions are as follows: Mobility Products (wheelchairs, including custom, power, pediatric and standard wheelchairs, and seating and positioning systems); Personal Care Products (standardized medical products designed to assist in walking, bathing, toileting, patient care lifting, patient transport and wound prevention); and Respiratory Products (aerosol, oxygen and sleep therapy products). The products of the three divisions are sold through a single nationwide salesforce that calls on a network of home medical equipment ("HME") providers, and drug wholesalers. Included within HHG are the company's distribution organizations in Canada and Australia and its export sales activities throughout the Americas and the Pacific Rim. Sales of the Home Healthcare Group were $344 million, and accounted for 53% of the company's total sales in 1998.

MOBILITY PRODUCTS DIVISION

     The Mobility Products Division's primary product lines are QUICKIE custom wheelchairs and JAY seating systems. The QUICKIE range includes manual ultralight rigid and folding chairs, standard lightweight chairs, pediatric positioning chairs, power chairs, and wheelchairs designed for racing, basketball, tennis, and other disabled sports. U.S. wheelchair plants are located in Fresno, California and Avon Lake, Ohio. QUICKIE brand products are also manufactured by the company's U.K. subsidiary for European customers. JAY wheelchair cushions and modular positioning systems provide flexible, cost-effective solutions to the seating and postural needs of wheelchair users. The cushions and pads are filled with JAY FLOW, a patented fluid material designed and manufactured at the company's facility in Longmont, Colorado. JAY products are designed to fit all major brands of wheelchairs. Mobility also designs, manufactures and markets strollers, push wheelchairs, positioning systems, and other adaptive medical equipment for the pediatric rehabilitation market, including units designed to be transportable by bus. These products are sold under the KID-KART brand name.

In November 1997, Sunrise enhanced its seating product line with the acquisition of Mechanical Applications Designs, Inc. ("MADI") located in Katy, Texas, near Houston. MADI designs, manufactures and markets a line of power tilt/recline seating systems ("TILTMASTER") for use on various manufacturers' manual and power wheelchairs. The TILTMASTER system maintains the user's center of gravity throughout the tilt range by the use of a sliding mechanism which effectively eliminates many of the performance issues inherent in the more traditional tilt systems on the market.

PERSONAL CARE PRODUCTS DIVISION

     The Personal Care Products Division features the professional line of GUARDIAN brand patient aids, marketed through HME providers. The GUARDIAN brand includes crutches, walkers, standard wheelchairs, bedside commodes and bath safety products. A number of these same products have been packaged as a line of consumer personal care products under the CAREMATE brand name, which is distributed through drug stores, home centers, department stores and specialty retailers.

     In May 1998, Sunrise introduced the BREEZY 100, a new standard wheelchair. The BREEZY 100 is the first in the market to offer options that can reduce a dealer's parts inventory by up to 50% with leg and foot rests that fit either the right or left side and are fully interchangeable with the market leader's standard wheelchair. This chair represents Sunrise's in-house designed and manufactured product to address the approximately $165 million standard wheelchair market. Shipments of the BREEZY 100 are expected to begin in September 1998.

     The Personal Care Products division markets support surfaces products under the BIO CLINIC brand name. These products cover a range of cost-effective solutions addressing the prevention and treatment of pressure sores--dermal wounds that can afflict immobilized patients. This broad product line includes: portable low air loss mattress systems; specialty mattresses; foam overlays; and foam positioners for use in the operating room. BIO CLINIC disposable products are sold through medical/surgical distributors, who supply them to their hospital and nursing home customers. HOYER patient lifters and slings, used in institutional and home settings to lift and transfer disabled patients between bed, bathtub, wheelchair and automobile, are also manufactured and sold through this division.

     During 1998, the division completed the move of its patient aids and standard wheelchair production from its main plant in Simi Valley, California to a leased facility in Tijuana, Mexico. Product development and management activities were relocated to a small leased facility in Chula Vista, California just across the U.S./Mexico border from the manufacturing plant in Tijuana. The company has sub-leased its Simi Valley facility for the remainder of its lease term. The BIO CLINIC foam products and HOYER lift products continue to be manufactured in Mississippi and Wisconsin, respectively.

RESPIRATORY PRODUCTS DIVISION

     The Respiratory Products Division, located in Somerset, Pennsylvania, manufactures a broad range of respiratory products for use in the home. Product categories include a broad range of aerosol, oxygen and sleep therapy home respiratory products under the DEVILBISS brand name. Aerosol devices convert liquid medicine into airborne particles to treat breathing disorders such as asthma and cystic fibrosis. Oxygen concentrators are electro-mechanical devices that enrich normal room air up to 93% purity for patients suffering from chronic obstructive lung diseases such as emphysema and bronchitis. Portable liquid and gas oxygen systems allow oxygen users to leave their homes and resume normal activities for up to eight hours at a time. The PULSEDOSE line of proprietary oxygen conservers can triple the range of an ambulatory patient using a given measured supply of liquid or gaseous oxygen. Sunrise also manufactures the DEVILBISS HORIZON line of sleep products, which alleviate adult obstructive sleep apnea by supplying continuous positive airway pressure ("CPAP") while patients are sleeping. DEVILBISS products are distributed globally through company-owned distribution organizations in Europe, Australia and Canada and independent distributors elsewhere.

SUNRISE CONSULTING

     During 1998, HHG established a Medicare reimbursement consulting business with the addition of three persons who provide, for a fee, assistance to home medical equipment providers in securing payment from Medicare for custom wheelchairs and other homecare products. Sunrise Consulting will offer mock-Medicare audits to help suppliers ensure their compliance with recordkeeping requirements and post-audit recovery programs for suppliers with denied Medicare claims.

SUNMED FINANCE

     Sunrise offers competitive, market-rate financing to its dealers through its SunMed Finance division.

CONTINUING CARE GROUP

     The global Continuing Care Group ("CCG"), with headquarters in Stevens Point, Wisconsin, manufactures and markets products that foster ease of care for recovering patients and long term residents in nursing homes, sub-acute facilities, hospitals and assisted living centers. Product lines include healthcare beds, overbed tables, nursing home furniture, and specialized institutional bathing systems. CCG's products are sold through a salesforce focused on extended care and assisted living facilities. In addition, homecare beds and therapeutic mattresses are sold through the HHG salesforce to homecare dealers. Foreign sales of institutional products are made through Sunrise's international export sales and distribution network. CCG sales were $80 million in 1998, and represented 12% of total company sales.

     The JOERNS product line consists of healthcare beds, patient room furniture, overbed tables, dining room and commons area furnishings. PARKER bathing systems, manufactured in the U.K., are specialized bathtubs that recline or elevate with lifters designed specifically for a nursing home.

     In Tours, France, Sunrise manufactures nursing home beds and furniture under the CORONA brand. CORONA products are marketed to French nursing homes and hospitals through a direct salesforce.

DYNAVOX

     In April 1998, Sunrise completed the acquisition of Sentient Systems Technology, Inc., which has been renamed DynaVox Systems, Inc. ("DynaVox"), located in Pittsburgh, Pennsylvania. DynaVox designs, manufactures and markets hardware and software products for persons with speech, language and cognitive disabilities, and is a global market leader in the field of augmentative communication. Its DYNAVOX and DYNAMYTE products communicate in a computer-synthesized voice for those that cannot speak due to conditions such as cerebral palsy, traumatic brain injury, degenerative neuromuscular diseases and stroke. DynaVox sales were $15 million in 1998, and represented 2% of total company sales.

     In May of 1998, DynaVox launched its new generation of communication devices, the DYNAVOX 3100 and DYNAMYTE 3100, along with new DSS software for both Windows and MacIntosh system environments. This new hardware provides users with more speed, faster vocabulary access, more customizable features, longer battery life, and an improved touchscreen.

EUROPEAN HOMECARE

     Sunrise manufactures homecare products in four European countries (United Kingdom, Germany, France and Spain) and also owns distribution companies in France, the Netherlands, Norway, Sweden, Italy and Switzerland that distribute the company's products into these and surrounding countries. European Homecare sales were $218 million, accounting for 33% of total company sales in 1998.

     In 1997 Sunrise announced a series of consolidations of its European operations within each major country in order to eliminate administrative redundancies, capitalize on economies of scale, and enhance cost efficiencies. In Germany, the distribution and manufacturing activities were integrated into the SOPUR business in Malsch. In the U.K., Sunrise purchased an existing 370,000 square-foot manufacturing facility in Stourbridge (Birmingham area) England, refurbished it, and relocated four factories to the new site (wheelchairs, patient lifters, personal care products and respiratory products). These factory moves, involving approximately 1,150 jobs, were completed in October 1997.

     In the United Kingdom, Sunrise manufactures and markets five major product lines: wheelchairs, personal care products, patient lifters, respiratory products and bathing systems. The wheelchair product line includes QUICKIE custom manual wheelchairs, POWERTEC power wheelchairs, STERLING electric scooters and MINIVATOR home stairlifts. COOPERS canes, walkers, bath safety products and aids for daily living are sold through homecare dealers and retail drugstores. DEVILBISS oxygen concentrators are rented through the U.K. National Health Service and exported throughout Europe. The OXFORD line of Sunrise lifting systems for patient transfers covers a broad range of applications in both institutional and home care uses. In recent years exports have increased steadily to more than 50 countries, including, most importantly, the company's European distribution network.

     During fiscal 1998, the company's two German subsidiaries, Sopur and DeVilbiss GmbH were merged and all operations were consolidated to become Sunrise Germany. Sunrise Germany manufactures and markets the SOPUR line of custom lightweight manual, power, and pediatric and performance wheelchairs. In 1998 Sopur introduced several new products: STABILANCE 120/140U - a joint venture with Procon, for construction of wheelchair seats; CLASSIC 140 - a modular constructed wheelchair and Power 140 - a battery-operated wheelchair. Other Sunrise homecare products such as JAY seating systems, DEVILBISS oxygen concentrators and Spanish manufactured standard wheelchairs are also distributed by this organization to homecare dealers throughout Germany and Austria.

     The company's Spanish subsidiary, located in Bilbao, manufactures URIBARRI standard wheelchairs and patient aids, providing Sunrise with a low-cost European manufacturing base. URIBARRI wheelchairs and patient aids are sold throughout Spain and exported to many countries, including Sunrise divisions in Europe and Australia. During fiscal 1998, Sunrise launched the new BREEZY 300 aluminum/composite wheelchair that has received excellent response in Europe and Australia.

     In France, homecare products are sold through a nationwide network of home medical equipment dealers. Sunrise France also distributes QUICKIE and SOPUR brand wheelchairs, and the DEVILBISS line of respiratory products.

SALES AND DISTRIBUTION

     Home Healthcare Group products are sold through a nationwide salesforce that calls on a network of 12,000 HME providers, rehabilitation technology suppliers and drug wholesalers. Special attention has been directed to larger regional and national accounts, including the deployment of incentive programs that benefit customers who purchase from multiple Sunrise divisions. HHG offers consolidated customer service, order entry, distribution and credit functions for all products sold to the domestic HME market. Order processing centers are maintained in Colorado and Pennsylvania, and seven regional distribution centers are located throughout the United States. Large national accounts and independent homecare providers are able to purchase standard products across all Sunrise divisions by placing a single order; products are shipped the next day from one of the regional distribution centers. However, customized products, such as most QUICKIE wheelchairs and many JAY cushion products, continue to be manufactured to order directly and shipped from those factories within 3 days to 3 weeks.

     The Continuing Care Group generally sells its products directly to nursing homes and other healthcare institutions through its own nationwide salesforce. Company account representatives demonstrate and sell products directly to nursing homes and other continuing care institutions where clinicians such as directors of nursing play a key role in product evaluations and ultimate decision making. In connection with the realignment around distribution channels in July 1998, certain products manufactured by CCG that are sold primarily through dealers or distributors will now be handled by the HHG salesforce.

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

     Two separate export sales teams represent all Sunrise product lines in their respective global regions. They are responsible for developing import distributor relationships in all countries where Sunrise products are sold. One team, part of HHG, covers the Americas and Pacific Rim, while the second team, part of Sunrise U.K., covers Europe, the Middle East, Africa and Central Asia.

COMPETITION

     Sunrise encounters significant domestic and foreign competition from a number of established manufacturers in each of its product lines. Sunrise's primary competitors in the U.S. are Invacare Corporation, Graham-Field, Mallinckrodt, Respironics and Hillenbrand Industries. Invacare competes with Sunrise in almost every product line and market. In the European homecare market, Meyra Ortopedia (Germany) and Scandinavian Mobility (Denmark) are the largest competitors.

     Sunrise competes primarily on the basis of the competitiveness of its prices, its product features and performance, the range of products offered, the quality of its customer service and delivery, the technical expertise of its salesforces, and the strength of its distribution operations and independent dealer network. In certain countries and product markets, including the United States, the company faces competition from other manufacturers that have larger market shares, more extensive financial resources or other competitive advantages.

MANUFACTURING

     The company operates 16 manufacturing plants in the U.S., Mexico and Western Europe. Manufacturing processes include metal fabrication, welding/brazing, injection molding, circuit board assembly, powder coating, final assembly, life testing and quality assurance. Certain components used in the company's products, such as small motors and electronic controls, are manufactured by third parties. Although the company purchases most of its raw materials, components and supplies from a number of different vendors, it does procure a few components and materials on a single-source basis. If one of these single-source vendors failed to deliver components as planned, the company would be temporarily unable to ship certain of its products. Historically, prices paid by the company for certain raw materials, such as aluminum, foam and wood, have fluctuated widely. When prices have increased, the company has not always been able to pass along the full effect of such increases to its customers. In addition, its manufacturing margins have recently been hurt by the strengthening of the British pound, since a major portion of Sunrise Europe sales come from products manufactured in the U.K. and sold on the European Continent.

     The company has utilized a variety of operational tools such as "just-in-time" manufacturing, demand flow technology, value engineering, total quality management, target costing, and its Associate suggestion system to reduce product costs, increase quality, shorten delivery cycles and improve asset turnover. These complementary techniques are all part of the company's Pursuit of Excellence program. All Sunrise factories have earned or are in the process of earning ISO 9001 certification, the international standard for quality assurance in design and manufacturing.

RESEARCH AND DEVELOPMENT

     Sunrise conducts research and development at each of its manufacturing divisions. For the year ended July 3, 1998, the company spent $17.9 million on research and development, or

2.7% of sales, compared to $17.5 million, or 2.6% of sales, in the prior year. Each operating unit establishes annual objectives for introducing new products, and the company tracks progress against those objectives on a regular basis. The company introduced more than 100 new products in each of the last two fiscal years.

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

     This annual report discusses many of the brands and trademarks owned and used by Sunrise and its subsidiaries. For ease of reading, these brands have been italicized, and trademark and registration designations have been omitted.

WARRANTY

     The company's products are generally sold with limited warranties for periods of up to five years. Customers may also purchase extended warranties on certain products. Some components of the company's wheelchair products have a lifetime warranty. The expected warranty expense associated with each product sold is recorded at the time of sale, and the adequacy of those warranty reserves is reviewed regularly.

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

     The company estimates that approximately 23% of its 1998 sales were ultimately funded by these U.S. government programs. The company is a provider under Medicaid through its DynaVox division. While the company itself is not a provider under Medicare, its products are sold to homecare dealers, nursing homes and hospitals that are providers under these programs and do depend upon Medicare and Medicaid reimbursement for a portion of their revenue. Changes in Medicare/Medicaid regulations can adversely impact the company's revenues and collections indirectly by reducing the reimbursement rate received by HME providers, thus making it less profitable for them to sell or rent products to the end-user. This, in turn, can put downward pressure on prices charged for the company's products sold through this channel.

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

     The Balanced Budget Act of 1997 reduced reimbursement for oxygen concentrator rentals by 30% over two years, beginning January 1, 1998. Domestic sales of oxygen concentrators accounted for approximately 3% of the company's sales in 1998, and a lesser percentage of gross profit.

     FDA REGULATION. Medical products manufactured by the company in the U.S. are subject to regulation by the U.S. Food and Drug Administration ("FDA"). Most such medical devices must be the subject of device listings filed with the FDA, and medical device manufacturers must be registered. Certain products require clearance by the FDA prior to marketing and distribution in the United States. Delays in receiving such approval can adversely affect the company's ability to introduce new products on a timely basis and impact the company's results of operations and financial condition. During the last two years, such delays have slowed a number of new product introductions and, in some cases, have led to their initial marketing overseas in advance of the United States.

EMPLOYEES (ASSOCIATES)

     The company employed approximately 4,400 full-time Associates worldwide as of July 3, 1998. Approximately 400 Associates at two factories in the United States are covered by collective bargaining agreements that expire in 2002. In Europe, approximately 300 Associates in the United Kingdom and 150 in Germany are covered by national union arrangements. The company has not experienced a strike, work stoppage or labor disturbance during its 15-year history. The company believes that its labor relations are good. Sunrise refers to its employees as Associates.

BACKLOG

     Sunrise's backlog of firm orders at July 3, 1998 was approximately $43 million compared to $39 million at June 27, 1997. Approximately $13 million in 1998 and $16 million in 1997 represented orders for patient room beds and furnishings, the one portion of Sunrise's business for which backlog is believed to be a meaningful predictive factor because of the long order lead times in this market. Generally, Sunrise manufactures the balance of its products to its forecast of near-term demand, shipping immediately from stock, or else produces customized products based on actual orders received and ships within a short period thereafter. As a result, Sunrise does not have a substantial backlog for these products. Management does not believe that its overall backlog at any particular time is a meaningful indicator of future sales levels.

WORKING CAPITAL REQUIREMENTS

     The company does not maintain inventory of its products for a significant period of time (see "Backlog"). Many of the company's products are manufactured in connection with specific orders which are shipped in less than 30 days, and in many cases less than 72 hours, from receipt of the order. Patient room bed and furnishing products also are manufactured in connection with specific orders, but may take from one to three months until products are ready to ship. The company maintains a larger stock of those component parts that require longer lead times to obtain from suppliers to minimize the risk of extending time periods to fulfill product orders. Most of the company's sales are made on standard terms requiring payment by the customer within 30-60 days of delivery. Some sales are made on extended terms on a selective basis. Certain customers elect to finance their purchases with installment note contracts offered by the company's captive finance subsidiary. The company occasionally accepts products for replacement upon customer request. However, returns for credit or refund have not been a material aspect of the company's business.

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

ITEM 2.     PROPERTIES

     Sunrise's corporate headquarters office is located in Carlsbad, California, and comprises approximately 21,000 square feet of leased space that Sunrise occupies under a lease expiring in 2004. Sunrise conducts its U.S. operations from 12 leased facilities, including a facility in Tijuana, Mexico that supports the U.S. operations, totaling approximately 562,000 square feet under leases with expiration dates ranging from 1998 through 2008, and also operates factories using five company-owned facilities totaling approximately 713,000 square feet.

     For its international operations, Sunrise leases 28 facilities in Europe, Canada and Australia (totaling approximately 256,000 square feet) under leases with expiration dates extending through 2017, together with six company-owned facilities in Europe with approximately 675,000 square feet.

     Sunrise's facilities are used primarily for manufacturing, distribution and administration. Sunrise has options to renew a number of its leases. Management believes that its facilities are adequate for Sunrise's current needs.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the company's stockholders during the fourth quarter of fiscal 1998.

                      EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered Item in Part I of this Report.

The following is a list of names and ages of the executive officers (within the meaning of Item 401 of Regulation S-K) of the company, indicating all positions and offices with the company held by each such person and each such person's principal occupation or employment during the past five years. Executive officers serve at the discretion of the Board of Directors. No person other than those listed below has been chosen to be an executive officer of the company.

Name                  Age  Position
----                  ---  ---------

Richard H. Chandler    55  Chairman of the board, chief executive officer and
                           president

Ben Anderson-Ray       43  Senior vice president operations and group president
                           - Continuing Care Group

Steven A. Jaye         42  Senior vice president, general counsel and secretary

Thomas H. O'Donnell    55  Senior vice president operations and group president
                           - Home Healthcare Group

Barrie Payne           61  Senior vice  president  operations, group president
                           and managing director - Sunrise Medical Ltd.

John M. Radak          38  Vice president and controller

Ted N. Tarbet          45  Senior vice president and chief financial officer

Richard H. Chandler has served as chairman of the Board of Directors and chief executive officer of the company since its inception in January 1983 through the present. In January 1996 he also became president, a position he previously held from January 1983 until July 1993. From 1982 to 1983, he was president of Richard H. Chandler company, a management consulting firm, during which period he planned the formation of the company. From 1979 to 1982, he was president and chief executive officer of Abbey Medical, Inc. Mr. Chandler participated in the leveraged buy-out of Abbey Medical from Sara Lee Corporation in June 1979 and arranged for its sale to American Hospital Supply Corporation in April 1981. From 1974 to 1979, he held senior management positions with Sara Lee Corporation, ending as a group vice president and including two years when he was president of its Abbey Rents/Abbey Medical division.

Ben Anderson-Ray was elected group president in July 1998 of the newly defined Sunrise Medical global Continuing Care Group, which manufactures Joerns and Corona beds and furniture and Parker Bath bathing equipment for nursing homes and other healthcare institutions. From November 1996 to this new election, Mr. Anderson-Ray was president of the Mobility Products Division. From 1994 to 1996 he served as vice president of marketing and business development for the Rubbermaid Home Products Division. Prior to this, he was general manager of cooking, cleaning and beverage products for Black & Decker Corporation. From 1984 to 1993

Mr. Anderson-Ray held positions at General Electric including manager of Asia-Pacific marketing and sales, manager of international automotive products and product manager of lighting products.

Steven A. Jaye was elected senior vice president, general counsel and secretary of the company in August 1996 after joining the company as vice president and general counsel in August 1995. From 1991 through 1995, Mr. Jaye served as the vice president - legal affairs for Magma Power company, a publicly traded international power producer. From 1984 through 1991, he served as a business attorney with the law firm of Latham & Watkins. Prior to receiving his legal degree, Mr. Jaye served as a design, production and quality assurance engineer for a subsidiary of Hughes Aircraft company. In addition to his legal duties, Mr. Jaye manages the worldwide purchasing, quality, risk management and real estate matters for Sunrise.

Thomas H. O'Donnell was elected president of the Home Healthcare Group in June 1997. He served as executive vice president - operations of the company from January 1987 until August 1988, when he was elected president of Quickie Designs Inc. (a Sunrise subsidiary). In January 1996 he was named senior vice president - North America. In 1986 Mr. O'Donnell was president and chief operating officer of General Computer company, a manufacturer and distributor of personal computer peripherals. From 1984 to 1985, he was chief executive officer of Connecting Point of America, Inc., a chain of computer retail stores. From 1967 to 1984, he was with IBM Corporation in a variety of management positions, most recently as vice president - product management for the Entry Systems Division.

Barrie Payne was elected managing director of Sunrise Medical Ltd. (U.K.) and a corporate senior vice president as of February 1, 1998. Previously, he had been senior vice president - Europe since January 1996, after serving as managing director of Sunrise Medical Ltd. (a Sunrise subsidiary) since June 1983. Previously, Mr. Payne was president of A-BEC Mobility Inc., a distributor of electric wheelchairs and other power mobility products that was founded by him in 1972 and was purchased by Sunrise Medical in 1983.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The company's common stock, $1 par value, trades on the New York Stock Exchange under the symbol "SMD." The highest and lowest daily closing price for each quarterly period during the last two fiscal years was as follows:

                                 Fiscal Year 1998                      Fiscal Year 1997
                                -------------------                   -------------------
                                High            Low                   High            Low
                                ----            ---                   ----            ---
--------------------------------------------------------------------------------------------------
First Quarter                  16 1/2         14 1/16                18 1/8         15 1/8
Second Quarter                 16 9/16        14 3/4                 15 7/8         13 5/8
Third Quarter                  16 3/8         13 9/16                16 1/2         12 5/8
Fourth Quarter                 16 3/16        14 1/8                   15           10 1/8
Year                           16 9/16        13 9/16                18 1/8         10 1/8
--------------------------------------------------------------------------------------------------

The number of holders of record of Sunrise common stock as of September 4, 1998 was 540. The company estimates it has approximately 6,100 beneficial holders of its common stock. The closing price of the common stock on September 4, 1998 was 8 3/8.

The company has not paid cash dividends to holders of its common stock and has no plans to do so in the foreseeable future. Provisions of the company's credit facility and senior notes restrict the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA
          (In thousands, except per share amounts)

                                                                          Years Ended
----------------------------------------------------------------------------------------------------------
                                                 July 3,     June 27,    June 28,    June 30,      July 1,
CONSOLIDATED RESULTS OF OPERATIONS DATA (1):       1998        1997        1996        1995         1994
                                                   ----        ----        ----        ----         ----
     Net sales                                  $ 657,169   $ 670,545   $ 675,417    $ 609,086   $ 474,284
     Gross profit                                 205,538     222,739     225,788      210,154     171,744
     Marketing, selling and administrative
         expenses                                 155,998     162,504     172,847      145,148     111,159
     Research and development expenses             17,919      17,483      16,265       14,587      11,555
     Amortization of intangibles                    8,440       8,273       8,686        6,823       5,435
     Re-engineering expenses, merger
          costs and unusual items                  29,016           -      65,152            -           -
     Corporate operating (loss) income             (5,835)     34,479     (37,162)      43,596      43,595
     Interest expense                              15,222      14,774      16,687       10,366       6,105
     (Loss) income before taxes                   (11,802)     23,477     (51,749)      34,584      37,487
     Net (loss) income                          $ (12,010)  $  12,114   $ (40,378)   $  19,956   $  22,673
                                                ---------   ---------   ---------    ---------   ---------
                                                ---------   ---------   ---------    ---------   ---------

     Basic net (loss) income per share          $  (0.55)   $    0.56   $  (1.89)    $    0.93   $    1.08
                                                ---------   ---------   ---------    ---------   ---------
                                                ---------   ---------   ---------    ---------   ---------

     Weighted average shares outstanding           22,001      21,656      21,391       21,400      20,898
                                                ---------   ---------   ---------    ---------   ---------
                                                ---------   ---------   ---------    ---------   ---------

     Diluted net (loss) income per share        $  (0.55)   $    0.55   $  (1.89)    $    0.93   $    1.08
                                                ---------   ---------   ---------    ---------   ---------
                                                ---------   ---------   ---------    ---------   ---------

     Weighted average shares outstanding           22,001      21,933      21,391       21,556      21,054
                                                ---------   ---------   ---------    ---------   ---------
                                                ---------   ---------   ---------    ---------   ---------

CONSOLIDATED BALANCE SHEET DATA (1):

     Working capital                            $ 107,579   $ 103,087   $ 107,193    $ 121,381   $ 103,035
     Total assets                                 616,305     615,731     624,578      607,320     474,375
     Long-term debt (2)                           188,029     188,061     207,456      182,054     118,743
     Stockholder's equity (3)                   $ 272,660   $ 283,692   $ 263,281    $ 301,731   $ 261,292
                                                ---------   ---------   ---------    ---------   ---------
                                                ---------   ---------   ---------    ---------   ---------

------------------------
(1) All financial data has been restated to reflect the 1998 acquisition Sentient Systems, Inc., accounted for as a pooling-of-interests.
(2)  Excludes current installments of long-term debt.
(3)  The company did not declare cash dividends for the years 1994 through 1998.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sunrise closed its fiscal year ended July 3, 1998 with worldwide revenues of $657 million, a decrease of 2% from 1997. The company's fiscal year ends on the Friday closest to June 30, resulting in years of either 52 or 53 weeks. The year ended July 3, 1998 contained 53 weeks, while the years ended June 27, 1997 and June 28, 1996 each contained 52 weeks. Net sales grew 2% in 1998 after adjusting for the effects of foreign currency translation, divestitures and acquisitions. The company reported a net loss of $12 million, after re-engineering expense, compared to net income of $12.1 million in 1997. The loss per share was $0.55 for 1998 compared to diluted net income per share of $0.55 in 1997. Excluding re-engineering expenses and merger costs, the company earned $5.4 million or $0.24 per share in 1998. All financial data has been restated to reflect the 1998 acquisition of Sentient Systems, Inc., which has been accounted for as a pooling of interests.

In the fourth quarter of 1998, the company completed its multi-year, company-wide re-engineering program and also concluded its merger with Sentient Systems, Inc., now renamed DynaVox Systems (DynaVox). Approximately $29 million in re-engineering expenses and merger costs were incurred during 1998 to complete these activities. The re-engineering expenses were principally related to the implementation of computer system conversions, the relocation of production activities and personnel and the disposition of facilities and equipment. In addition, the company realigned certain divisions at year end into three distribution channel focused operating groups: the Home Healthcare Group (HHG), the global Continuing Care Group
(CCG) and European Homecare. The primary impact is that all product lines sold through dealers or distributors in the U.S. will be handled by HHG, while CCG will assume responsibility for representing all Sunrise products sold directly to nursing homes and other healthcare institutions in the U.S. and internationally. This re-alignment has been reflected in the following tables and the related discussion of sales and expenses.

NET SALES ANALYSIS

Sales decreased 2% in 1998 to $657 million from sales of $671 in 1997, following a decrease of 1% from sales of $675 million recorded in 1996. The sale of the company's Comfort Clinic division in October 1996, marking the company's exit from the consumer products market, reduced sales by 5% in 1997. The merger with DynaVox in April 1998 contributed $15 million or 2% of net sales in 1998, 2% in 1997 and 1% in 1996. International sales accounted for 39% of worldwide net sales, compared with 44% in 1997 and 42% in 1996.

The acquisition of Kid-Kart, Inc. in December 1996 increased sales by 1% in 1997. The acquisition of three European-based businesses between April and October 1995 added 11% to the company's sales in 1996. Sunrise used acquisitions during these periods to enhance existing businesses and expand internationally.

Fluctuations of foreign currency rates decreased overall net sales by 3% in 1998 and 1% in 1997 while increasing net sales by approximately 1% in 1996. The impact of foreign currency fluctuations on net sales is not necessarily indicative of the impact on operating results due to the offsetting foreign currency impact on costs and expenses and the company's hedging activities. (See Note 1 to the consolidated financial statements for the company's accounting policies for foreign currency instruments.)

Internal sales growth of 2% from 1997 to 1998 was primarily the result of continued unit sales increases partially offset by generally declining prices due to pricing pressures and to a change in the product mix to lower-priced products. Internal growth of 5% from 1996 to 1997 was primarily the result of unit sales increases. Average selling prices in a number of major product lines declined in 1997, primarily due to healthcare cost containment pressures.

Healthcare cost reduction continues to be pursued in the United States and Europe, causing downward pressure on the company's prices. Management believes that it is appropriately reducing its cost structure through a strategic re-alignment and by consolidating business units, factories and salesforces.

A summary of sales by business group as a percentage of total net sales follows:

ANALYSIS OF PRODUCT LINE SALES CONTRIBUTION ($ in millions)

                                           1998                   1997                  1996
                                      ---------------       ---------------        ---------------
Home Healthcare Group                 $  344      53%       $  329      49%        $  315      47%

Continuing Care Group                     80      12%           84      13%            90      13%

DynaVox                                   15       2%           14       2%             8       1%

European Homecare                        218      33%          230      34%           218      32%

Comfort Clinic (1)                         -        -           14       2%            44       7%
                                      ------   ------       ------    -----        ------   ------

    Total                             $  657     100%       $  671     100%        $  675     100%
                                      ------   ------       ------    -----        ------   ------
                                      ------   ------       ------    -----        ------   ------

(1)  Divested in October 1996

Net sales of the Home Healthcare Group (HHG) reached record levels in each of the last three years, growing 5% to $344 million in 1998, after an increase of 4% to $329 million in 1997 from sales of $315 million in 1996. Strong sales of mobility products led the increase in 1998, while respiratory and personal care products advanced only modestly. Respiratory sales were negatively impacted by the Balanced Budget Act of 1997, which reduced reimbursement for oxygen concentrator rentals beginning January 1, 1998, causing respiratory dealers to delay their purchases of equipment for their rental fleets. Growth in custom wheelchair sales was attributed primarily to strong sales of standard lightweight manual wheelchairs. Sales of respiratory products led the increase in 1997, followed by custom wheelchairs and personal care products. Average selling prices decreased primarily as a result of the increase in discounts to large national accounts and to a change in the product mix to lower priced products.

Continuing Care Group (CCG) sales decreased 5% in 1998 to $80 million. This followed a decline of 7% in 1997 to $84 million. Although 1998 unit volume increased in sales of beds, patient room furniture and bathing systems, these were partially offset by a decline in unit sales of accessories. Generally, in 1998, average selling prices declined as a result of a change in mix to lower-priced products, while the decrease in unit sales of accessories was attributed to customers' purchasing fewer of them with their new bed orders. The decline in sales in 1997 was attributed to the decline of average selling prices as a result of growth in large national contracts, while the decrease in unit sales of patient furniture was attributed to the shift in new construction funding from nursing homes to assisted living centers. Unit volume sales of bathing systems also declined in 1997, primarily due to the discontinuation of several products. In order to address the decline in sales at CCG, the company has taken a number of steps, including implementing management changes, introducing new products and aggressively seeking new business such as a supply contract, won from a competitor, to serve all public healthcare institutions in Paris, France.

The acquisition of DynaVox contributed $15 million to net sales in 1998, an increase of 11% from 1997. Sales grew 75% to $14 million in 1997. The increases each year were primarily the result of the introduction of new products. DynaVox introduced eight new products in the fourth quarter of 1998 that led to a build-up in backlog at year-end.

Sales in Europe decreased by 5% in 1998 to $218 million following an increase of 5% in 1997 to $230 million from $218 million in 1996. In 1998, overall European unit sales volumes were up on relatively flat prices, partially offset by a shift in product mix to lower-priced products. Sales were also negatively impacted by disruptions related to the consolidation of four factories in the U.K. and unfavorable foreign currency exchange rates. The impact on European sales of these unfavorable rates was 6% in 1998 and 4% in 1997 while in 1996 the rates had a favorable impact of 1%. Excluding the impact of acquisitions and foreign currency exchange movements, sales grew by 1% in 1998 after growth of 5% in 1997. In 1998 sales growth within Europe was strongest in France, Spain, and the company's country distribution organizations. Overall, during 1997, European unit sales volumes increased from their 1996 levels, while average selling prices were lower than prior years' in several markets due to increasing discounts to dealers. Product sales growth was led by custom wheelchairs, which remained the largest European product line and demonstrated modest volume increases. Personal care products and beds also contributed to the total growth in sales in 1997, while respiratory sales declined, primarily due to the termination of a distribution agreement Sunrise had with another manufacturer.

EXPENSE AND PROFIT ANALYSIS

In 1998, gross margin (gross profit as a percentage of net sales) decreased 1.9% to 31.3% and .2% to 33.2% in 1997. Gross margin in a number of domestic product lines was adversely affected by market pricing pressures and product mix shifts indirectly driven by the growth of managed healthcare and consolidation of the company's customer base. In Europe, gross margins were adversely affected by unfavorable foreign exchange rates, the disruptive impact of factory consolidations and the growth of buying groups.

Marketing, selling and administrative expenses decreased .5% as a percentage of net sales in 1998, after a decrease of 1.4% in 1997. Marketing, selling and administrative expenses for 1998 include costs estimated to be approximately $2.3 million for positions duplicated temporarily during the consolidation of divisions. In 1997 one-time costs of $1.4 million were included in this category for the company's sponsorship of the 1996 Atlanta Paralympic Games. Excluding these costs, marketing, selling and administrative expenses decreased to 23.4% of net sales in 1998, from 24.0% of net sales in 1997 and 25.6% in 1996.

Research and development (R&D) expenses increased 2% to $17.9 million in 1998 following an increase of 7% in 1997. The growth in R&D spending has been slightly ahead of sales growth and continues to reflect the company's focus on applying new technologies to address unmet user needs, lower product costs and enhance existing products. Management believes that investing significant resources in R&D will result in future revenue growth and market share gains.

The following is a summary of expenses and profits as a percentage of net sales:

                                                                                                        % Increase
                                                                                                        (Decrease)
                                                                                                  -----------------------
($ in millions)                                 1998              1997             1996           1998/97         1997/96
-------------------------------------------------------------------------------------------------------------------------
Net sales                                    $  657.2          $  670.5         $  675.4            (2)%            (1)%
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                    205.5             222.7            225.8            (8)%            (1)%
    % of net sales                               31.3%             33.2%            33.4%
Marketing, selling and
    administrative expenses                     156.0             162.5            172.8            (4)%            (6)%
    % of net sales                               23.7%             24.2%            25.6%
Research and development expenses                17.9              17.5             16.3             2%              7%
    % of net sales                                2.7%              2.6%             2.4%
Amortization of goodwill
    and other intangibles                         8.4               8.3              8.7             2%             (5)%
    % of net sales                                1.3%              1.2%             1.3%
Re-engineering expenses,
    merger costs and unusual items               29.0               -               65.2             *               *
    % of net sales                                4.4%                               9.6%            -               -
-------------------------------------------------------------------------------------------------------------------------
Corporate operating (loss) income                (5.8)             34.5            (37.2)            *               *
    % of net sales                               (0.9)%             5.1%            (5.5)%
Interest expense                                 15.2              14.8             16.7             3%            (11)%
    % of net sales                                2.3%              2.2%             2.5%
Interest income and other, net                    9.3               3.8              2.1           145%             81%
    % of net sales                                1.4%              0.6%             0.3%
-------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes               (11.8)             23.5            (51.8)            *               *
    % of net sales                               (1.8)%             3.5%            (7.7)%

Income tax expense (benefit)                      0.2              11.4            (11.4)            *               *
    % of (loss) income before taxes               1.8%             48.4%           (22.0)%
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income                            $  (12.0)         $   12.1         $  (40.4)            *               *
    % of net sales                               (1.8)%             1.8%            (6.0)%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

*    Percentage not meaningful

In January 1997, the company announced the consolidation of its five U.S. homecare divisions into the Home Healthcare Group based in Longmont, Colorado, and also initiated a series of consolidations of European operations. These actions were designed to improve manufacturing and marketing efficiencies while reducing operating costs. Pre-tax charges of $4.7 million were incurred in 1997 in connection with these consolidations. Approximately $27 million in non-recurring costs were incurred during 1998 to complete these activities. In addition, the company merged with DynaVox in April 1998. Merger related expenses incurred were approximately $2 million. Of the total charges of $29 million incurred in 1998, approximately $23 million required cash payments and $6 million represented non-cash charges.

In 1996, after an intensive review of the company's businesses, settlement of stockholder litigation related to the announcement of the investigation of accounting practices in its support surfaces business, subsequent restatement of the company's 1995 and 1994 financial statements, and the initiation of a major plan of reorganization, the company recorded pre-tax charges from unusual items of $65.2 million. These charges included: $18.6 million for costs of the internal investigation, restatement, and reissuance of historical financial statements and the settlement of related litigation, including attorneys' fees; $27.6 million for the write-down of assets at Bio Clinic and Comfort Clinic to reflect revised estimates of net asset realizations, including goodwill; and $19.0 million related to the company's reorganization and cost reduction program (including severance costs of $3.2 million). Of the total charges of $65.2 million, approximately $36.2 million required cash payments and $29.0 million represented non-cash charges. During 1997, these reserves were adjusted downward by $4.6 million because of lower than expected costs to relocate operations and to write down assets to be sold.

Corporate operating income (excluding re-engineering expenses, merger costs and unusual items) decreased to 3.5% of sales in 1998, compared to 5.1% in 1997, primarily due to the decline in the gross margin to 31.3% from 33.2% in 1997. The improvement to 5.1% in 1997 was primarily due to the decrease in marketing, selling and administrative expenses and the improvement in the support surfaces business.

Interest expense increased by 3% in 1998 to $15.2 million following a decrease of 11% to $14.8 million in 1997. Higher interest rates caused by less favorable terms in the company's credit agreement and higher interest rates for the new senior notes, which fixed interest rates for seven to 10 years, contributed to the increase in interest expense in 1998. The 1997 reduction resulted from lower average borrowings during 1997, as well as lower average interest rates.

Interest income increased 8.5% in 1998 to $3.7 million after an increase of 17.2% in 1997, reflecting the growth in installment receivables in 1997 and interest resulting from an income tax refund. Management believes that the wide range of installment financing plans offered by its SunMed Finance subsidiary is an important contributor to its market position in the U.S. home healthcare market.

Other income (expense), net increased to $5.6 million in 1998 from $.4 million in 1997 primarily as a result of the receipt of a legal settlement payment of $4.4 million and approximately $.5 million from the sale of a facility.

In 1998, the company's tax expense was $208,000 compared to tax expense of $11.4 million in 1997 and a tax benefit of $11.4 million in 1996. The effective tax rates of 1.8%, 48.4% and (22.0)% differ from the U.S. corporate tax rate of 35% primarily because of non-deductible goodwill amortization. In addition to the goodwill impact, the effective tax rate of 1.8% in 1998 on a loss of $12.0 million was also driven by tax expense recorded on pre-tax income in certain foreign jurisdictions with high tax rates.

The net loss in 1998 was $12.0 million or (1.8)% of net sales compared to net income in 1997 of $12.1 million. Excluding the after-tax impact of re-engineering expenses and costs associated with the DynaVox merger in 1998, net income was $5.4 million or 0.8% of net sales. In 1996, as a result of the unusual item charges, the company incurred a net loss of $40.4 million.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

CASH FLOW

Primarily as a result of re-engineering expenditures, cash flows provided by operations decreased to $8 million in 1998 from $40 million in 1997. Cash flows provided by operations were $21 million in 1996.

Cash generation (defined as net income plus non-cash charges) has historically been an important source of funding for capital spending, working capital and acquisitions. Cash generation was $10 million in 1998, reflecting the impact of re-engineering expenses and merger costs. This compares to $44 million (366% of net income) in 1997 and $3 million in 1996. The company also evaluates the results of operations of the business using EBITDA, defined by the company as earnings (loss) before interest, taxes, depreciation and amortization. Excluding re-engineering expenses, merger costs and unusual items, EBITDA was $56 million, $65 million and $58 million in 1998, 1997 and 1996, respectively.

As noted above, the unusual item charges in 1996 included $36.2 million requiring the payment of cash, of which $4.1 million was paid in 1998, $9.9 million in 1997 and $18.8 million in 1996. Management estimates that the remaining liability of $3.4 million will be paid out in 1999 of the total charges of $29 million incurred in 1998 approximately $23 million was paid in cash, and the remaining $6 million is expected to be paid in 1999.

CAPITAL EXPENDITURES

Capital spending in 1998 was $15.6 million, approximately equal to depreciation expense, compared to $29.5 million, in 1997, or 164% of depreciation expense and $19 million in 1996, which was approximately equal to depreciation expense. Significant investments made in 1998 include leasehold improvements, enhancements in machinery and equipment and new product tooling, and computer hardware and software for the conversions taking place throughout the company. The company expects capital expenditures in 1999 to be higher than in 1998.

ACQUISITIONS

On April 13, 1998, the company exchanged approximately 2.7 million shares of common stock valued at approximately $40 million for all of the outstanding common stock of Sentient Systems Technology, Inc., now named DynaVox Systems, a manufacturer of augmentative communication devices and software for persons affected by speech disabilities. The transaction was accounted for as a pooling of interests.

On November 20, 1997, the company completed the acquisition of Mechanical Application Designs, Inc. (MADI), a manufacturer of tilt/recline seating systems, for approximately 100,000 shares valued at $1.6 million and cash of $.4 million. The transaction was accounted for as a purchase. Pro forma results of operations giving effect to the acquisition as though it had occurred on June 28, 1997 would not differ materially from amounts reported.

On December 27, 1996, the company acquired Kid-Kart, Inc., a manufacturer of pediatric positioning strollers and other dependent mobility products, for 416,000 shares of common stock valued at $6.5 million and cash of $.5 million. The transaction was accounted for as a purchase. Pro forma results of operations giving effect to the acquisition as though it had occurred on July 1, 1995 would not differ materially from amounts reported.

CAPITAL STRUCTURE AND LEVERAGE

The company's capital structure consists of two primary components: stockholders' equity and long-term debt. Stockholders' equity was $272.7 million at the end of 1998, a decrease of $11.0 million from the prior year-end primarily from the net loss of $12.0 million incurred during the year.

ANALYSIS OF LONG-TERM DEBT
                                                          1998               1997           1996
--------------------------------------------------------------------------------------------------
Fixed-rate debt as a percentage of total debt
    at year-end                                            93%                69%            66%

Foreign denominated debt as a percentage
    of total debt at year-end                              36%                58%            56%

Weighted average annual interest rate                     7.8%               7.4%           7.8%

Interest coverage (before unusual items)                  1.5 x              2.2x           1.6x

--------------------------------------------------------------------------------------------------

Long-term debt, excluding current installments, of $188 million at July 3, 1998, was approximately equal to long-term debt at June 27, 1997. The ratio of debt to total capitalization increased to 41% at year-end, compared to 40% at the end of 1997.

Sunrise attempts to minimize interest expense while also managing exposure to variable interest rates by employing interest rate exchange agreements, or swaps, to convert its bank borrowings from floating rate into the equivalent of fixed rate debt. However, as a policy Sunrise does not use interest rate swaps or any other derivatives that have a level of complexity or risk which, in the judgment of Sunrise's management, is higher than the exposure to be hedged. The company does not hold or issue such instruments for trading purposes.

Sunrise has used foreign-denominated borrowings from its multi-currency credit facility to hedge against foreign currency balance sheet exposures that would otherwise result from changes in currency values. Total foreign-denominated debt at year-end was $68 million in 1998 compared to $112 million and $119 million in 1997 and 1996, respectively.

On October 28, 1997, the company completed a private placement of $100 million of senior notes, $50 million maturing after seven years and bearing interest at 7.09%, with the remaining $50 million maturing after 10 years at an interest rate of 7.25%. The proceeds of this debt issuance were used to reduce the outstanding debt on the company's unsecured multi-currency credit facility.

The company's multi-currency credit facility, amended as of July 3, 1998, provides for maximum borrowings of $120 million, declining to $115 million in January 2000, and maturing in January 2001. The company must comply with certain covenants, such as the maintenance of leverage ratio and interest coverage, minimum levels of tangible net worth, and certain restrictions on acquisitions. As of July 3, 1998 the company had approximately $46 million of funds available from the credit facility.

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

DIVIDEND POLICY

While provisions of the company's credit facility and senior notes restrict the payment of dividends, the company's present policy is to use available cash flow for reinvestment in its core businesses, for future acquisitions and for debt reduction rather than to pay a cash dividend. This policy reflects an appraisal by management and the Board of Directors, which includes the company's largest stockholder, of the attractiveness of the company's investment opportunities and their confidence in its ability to increase economic value for its stockholders through cash retention and reinvestment. This policy is reviewed periodically as industry conditions change. Provisions of the company's credit facility and senior notes currently restricts the payment of dividends.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products in use around the world today are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

A corporate oversight task force is in operation at Sunrise to address Year 2000 issues. Milestones have been established and detailed plans are actively being implemented so that Sunrise research programs, products and internal computer, financial, manufacturing and other infrastructure systems are reviewed, and the necessary changes are addressed. Corporate and divisional staff, including the company's internal auditors, are performing independent reviews and evaluations of equipment and systems to verify compliance. Additionally, Sunrise customer and supplier relationships are being reviewed to assess and address Year 2000 issues. The company has undertaken internal reviews to assess Year 2000 issues related to Sunrise products.

During 1998, all Sunrise information processing operations in the U.S. were consolidated onto two system platforms from 10 original legacy systems. In Europe, the conversion of Sunrise operations to a common Year 2000 compliant system is complete in the U.K. and France, with the conversions for Germany, Spain and the outlying distribution companies scheduled to be completed by mid-calendar 1999.

Due to the mechanical nature and the absence of date-dependent functions in most products manufactured and sold by Sunrise, Year 2000 compliance is virtually assured. Those products with date functions will be analyzed and tested by the company's engineering and quality assurance staff by mid-calendar 1999 to determine whether they will be in any way affected by the Year 2000 situation. While the company is taking numerous steps to ensure that all products are Year 2000 compliant and to make information on the Year 2000 readiness of Sunrise products available to its customers, there is no way to fully guarantee that the company will be completely successful in either case.

Also, Sunrise is requesting assurances from its major suppliers that they are addressing this issue and that products procured by Sunrise will function properly in the Year 2000. Year 2000 compliance is a requisite for achieving and maintaining Approved Supplier status. Certain critical suppliers have been unwilling to provide such assurances and do not expect to provide such assurances prior to the Year 2000. Other critical suppliers do not expect to be able to provide such assurances until 1999. In both instances, this is particularly the case outside of the United States where Sunrise has significant operations. This could result in manufacturing delays and backlogs. In addition, many governmental agencies (including agencies which directly or indirectly provide funding for the purchase of products sold by Sunrise) and other third parties (such as telephone, electricity and other utility companies) may not be Year 2000 compliant. As a result, it is difficult for the company to assess the likelihood, or the impact on its business, of such entities' failure to be Year 2000 compliant.

The company anticipates that its systems, equipment and processes will be substantially Year 2000 compliant by the end of June 1999. Although a budget has been established, the cost to the company of achieving Year 2000 compliance is evolving; however, it is not expected to have a material effect on the company's financial condition or results of operations. The company currently expects that the Year 2000 issue will not pose significant operational problems. However, delays in the company's remediation efforts, or a failure to timely identify all Year 2000 dependencies in the systems, equipment or processes of the company, its vendors, customers, financial institutions or other third parties could have material adverse consequences, including delays in the manufacture, delivery or sale of products. The company is in the process of developing contingency plans along with its remediation efforts for continuing operations in the event such problems arise, but no assurances can be given that the company will be fully successful in this regard.

RECENT ACCOUNTING DEVELOPMENTS

The company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), in 1999. Both standards will require additional disclosure, but will not have a material effect on the company's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the company's first quarter of 1999 interim financial statements. Components of comprehensive income include items such as net earnings, foreign currency translation adjustments and changes in value of available-for-sale securities. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in the company's 1999 Annual Report.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of the Statement is permitted. Adoption of SFAS 133 is not expected to have a material effect on the company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The company has made forward-looking statements in this report, including the estimated benefits to be realized from the consolidation of various Sunrise divisions worldwide, timing of the completion of the conversion of European computer systems and the level of future capital expenditures. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including:

COMPETITION - The company encounters significant competition domestically from a number of well-established manufacturers in each of its product lines, and from foreign sources for some products. In certain countries and product markets, including the United States, the company may face competition from other manufacturers that have larger market shares or other competitive advantages.

PRICING PRESSURES - The growth in national chains and buying groups among home medical equipment providers has caused manufacturers, including the company, to reduce their effective prices by offering increased volume discounts. The increasing penetration of managed care into the home medical equipment industry is exacerbating this trend. If the company is unable to achieve sufficient manufacturing and technological efficiencies to offset any future price reductions, its profit margins will be adversely affected.

RE-ENGINEERING PROGRAM - The company has completed its three-year corporate re-engineering program that has consolidated its domestic and European divisions and its U.S. salesforces. In

1998, the company invested approximately $27 million in this program, including the costs of new and upgraded management information systems necessary to support the newly consolidated operations. These investments are expected to result in future cost reductions and operating efficiencies. However, there is no assurance that the anticipated re-engineering savings and efficiencies will in fact be achieved.

RAW MATERIAL COSTS - Historically, prices paid for certain raw materials, such as aluminum, steel and foam, have fluctuated. When prices have increased, the company has not always been able to pass along the full effect of such increases to its customers in order to maintain or enhance its market position.

NEW PRODUCTS - The company's future results will depend in part on its ability to enhance existing products and to introduce new products on a timely and cost-effective basis that meet evolving customer requirements. Delays in introduction or a disappointing market acceptance could have an adverse effect on the company's business.

MEDICARE/MEDICAID FUNDING - The U.S. healthcare industry is heavily reliant upon extensive government regulation and funding at the federal and state levels. The company is a provider under Medicaid through our DynaVox division. The company is not a provider under Medicare or Medicaid for its homecare or extended care products. However, such products are sold to home medical equipment ("HME") providers, nursing homes and hospitals that are providers under these programs and do depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare/Medicaid regulations could adversely impact the company's revenues and collections indirectly by reducing the reimbursement rate received by providers and thus make it less profitable for them to sell or rent products to the end-user. This, in turn, can put downward pressure on prices charged for the company's products sold through this channel. (See "Business-Government Funding and Regulation.")

GOVERNMENT REGULATION - Medical equipment manufactured or sold by the company in the U.S. is subject to regulation by the U.S. Food and Drug Administration ("FDA"). All such medical devices must be the subject of device listings filed with the FDA, and medical device manufacturers must be registered. Certain products require clearance by the FDA prior to marketing and distribution in the United States. Delays in receiving such approval could adversely affect the company's ability to introduce new products on a timely basis, and could impact the company's results of operations and financial condition. In addition, the company and its products are subject to similar regulation in other countries.

INTERNATIONAL OPERATIONS - A significant portion of the company's sales in recent years has been derived from its international operations. The company's international financial results could be significantly affected by such factors as: government budgetary pressures and payment policies for healthcare products, difficulties in staffing and managing foreign operations, the conversion of certain European countries to the Euro currency and other risks associated with international activities.

YEAR 2000 - The information about the Year 2000 status of Sunrise Medical Inc. and its subsidiaries included in this report under the heading "Year 2000 Compliance" is believed to be accurate, but is presented for information purposes only, and is not a contractual commitment or modification of any contract that may exist between Sunrise and any third party.

The company disclaims any obligation to update any of the above factors that may affect future operating results to announce publicly the result of any revisions to any of the forward-looking statements contained in this report or to make corrections to reflect future events or developments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY FORWARD CONTRACTS Although the majority of the company's transactions are in U.S. dollars, some transactions are based in various foreign currencies. The company purchases forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the company's local currency operating costs are offset by gains and losses on the hedges. The contracts have maturity dates that do not normally exceed 12 months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. The company does not purchase short-term forward exchange contracts for trading purposes.

As of July 3, 1998, the company had outstanding the following purchased foreign currency forward contracts (in millions, except average contract rate):

                                      Contract               Weighted Average            Unrealized
                                       Amount              Rate Against Sterling         Gain (loss)
                                      --------------------------------------------------------------
                                           U.S. Dollar Equivalent Amounts -- Except Contract Rates
                                                               (in millions)

Foreign currency forward contracts:
    European Currency Unit            $11.0                       1.45                       $0.3
    Belgian Franc                       0.3                      58.41                          -
    U.S. Dollar                         1.0                       1.62                          -
    French Franc                        2.1                       9.54                        0.1
    Italian Lira                        0.4                   2,825.95                          -
    Norwegian Krone                     1.1                      12.10                        0.1
    Dutch Guilder                      10.8                       3.21                        0.3
    Swiss Franc                         0.4                       2.36                          -
    Swedish Krona                       0.8                      12.52                          -
    German Deutsche Mark                1.8                       2.85                        0.1
    Spanish Peseta                      2.1                     242.65                          -
                                       ----                                                  ----
                                      $31.8                                                  $0.9
                                       ----                                                  ----
                                       ----                                                  ----



All foreign currency forward contracts were for the purchase of British Pounds Sterling.

INTEREST RATE SWAPS The company is exposed to interest rate risk through its variable interest rate borrowing activities. The company uses interest rate swap agreements to minimize the impact of interest rate fluctuations on interest expense.

As of July 3, 1998, the company has the following interest rate swaps outstanding:

                                      Contract               Weighted Average            Unrealized
                                       Amount                  Interest Rate             Gain (loss)
                                      --------------------------------------------------------------
                                           U.S. Dollar Equivalent Amounts (in millions)
    U.S. Dollar                        $30.0                       5.63%                    $  -
    French Franc                        58.1                       5.78%                     (1.5)
    German Deutsche Mark                45.6                       4.93%                     (0.4)
                                      ------                                                 -----
                                      $133.7                                                $(1.9)
                                      ------                                                 -----
                                      ------                                                 -----

The interest rate swaps mature at varying dates from April 1999 through April 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

                                                                                   PAGE
                                                                                   ----
Report of Management                                                                32

Independent Auditors' Report                                                        33

Consolidated balance sheets as of July 3, 1998 and June 27, 1997                    34

Consolidated statements of operations for the years ended
 July 3, 1998, June 27, 1997 and June 28, 1996                                      35

Consolidated statements of cash flows for the years ended
 July 3, 1998, June 27, 1997 and June 28, 1996                                      36

Consolidated statements of stockholders' equity for the years ended
 July 3, 1998, June 27, 1997 and June 28, 1996                                      37

Notes to consolidated financial statements                                          38


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Ted N. Tarbet
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

John M. Radak
VICE PRESIDENT AND CONTROLLER

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sunrise Medical Inc.:

We have audited the accompanying consolidated balance sheets of Sunrise Medical Inc. and Subsidiaries as of July 3, 1998 and June 27, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended July 3, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14.a (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Medical Inc. and Subsidiaries as of July 3, 1998 and June 27, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       /s/ KPMG Peat Marwick LLP

Los Angeles, California
August 19, 1998

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        July 3,       June 27,
ASSETS                                                                   1998           1997
------                                                               -------------------------
Current assets:
    Cash and cash equivalents                                        $      931     $    4,223
    Trade receivables, net of allowance for doubtful
        accounts of $8,155 and $5,075, respectively                     121,967        115,986
    Installment receivables, net                                         12,329         13,351
    Income tax refunds receivable                                         4,013          3,794
    Inventories                                                          94,589         90,034
    Deferred income taxes                                                19,288         11,343
    Other current assets                                                  3,622          3,729
                                                                     ----------     ----------
        Total current assets                                            256,739        242,460
    Property and equipment, net of accumulated
        depreciation and amortization of $81,753 and $84,009,
        respectively                                                     85,804         91,534
    Goodwill and other intangible assets, less accumulated
        amortization of $50,691 and $39,440, respectively               266,815        274,435
    Other assets, net                                                     6,947          7,302
                                                                     ----------     ----------
Total assets                                                         $  616,305     $  615,731
                                                                     ----------     ----------
                                                                     ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                           $    3,753     $    5,751
    Trade accounts payable                                               48,723         48,107
    Accrued compensation and other liabilities                           93,890         83,308
    Accrued income taxes                                                  2,794          2,207
                                                                     ----------     ----------
         Total current liabilities                                      149,160        139,373

Long-term debt, less current installments                               188,029        188,061
Deferred income taxes                                                     6,456          4,605
Stockholders' equity:

    Preferred stock, $1 par. Authorized 5,000 shares; none issued             -              -
    Common stock, $1 par. Authorized 40,000 shares; 22,151 and
        21,885 shares, respectively, issued and outstanding              22,151         21,885
Additional paid-in capital                                              203,346        201,044
Retained earnings                                                        46,994         59,004
Cumulative foreign currency translation adjustment                          169          1,759
                                                                     ----------     ----------
    Total stockholders' equity                                          272,660        283,692
                                                                     ----------     ----------
Total liabilities and stockholders' equity                             $616,305       $615,731
                                                                     ----------     ----------
                                                                     ----------     ----------

          (See accompanying notes to consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amount)

                                                                      Years Ended
                                                        ---------------------------------------
                                                         July 3,       June 27,       June 28,
                                                          1998           1997           1996
                                                          ----           ----           ----
Net sales                                               $ 657,169      $ 670,545      $ 675,417
Cost of sales                                             451,631        447,806        449,629
                                                        ---------      ---------      ---------
Gross profit                                              205,538        222,739        225,788

Marketing, selling and administrative expenses            155,998        162,504        172,847
Research and development expenses                          17,919         17,483         16,265
Amortization of goodwill and other intangibles              8,440          8,273          8,686
Re-engineering expenses, merger costs and
      unusual items                                        29,016              -         65,152
                                                        ---------      ---------      ---------

Corporate operating (loss) income                          (5,835)        34,479        (37,162)
                                                        ---------      ---------      ---------

Other (expense) income:

    Interest expense                                      (15,222)       (14,774)       (16,687)
    Interest income                                         3,659          3,372          2,878
    Other income and expense, net                           5,596            400           (778)
                                                        ---------      ---------      ---------
                                                           (5,967)       (11,002)       (14,587)
                                                        ---------      ---------      ---------

(Loss) income before income taxes                         (11,802)        23,477        (51,749)
Income tax expense (benefit)                                  208         11,363        (11,371)
                                                        ---------      ---------      ---------

Net (loss) income                                       $ (12,010)     $  12,114      $ (40,378)
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

Basic (loss) earnings per share                            ($0.55)         $0.56         ($1.89)
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

Weighted average number of shares outstanding              22,001         21,656         21,391
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

Diluted (loss) earnings per share                          ($0.55)         $0.55         ($1.89)
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

Weighted average number of shares outstanding              22,001         21,933         21,391
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

          (See accompanying notes to consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share amount)

                                                                      Years Ended
                                                         -------------------------------------
                                                          July 3,        June 27,      June 28,
                                                           1998            1997          1996
                                                           ----            ----          ----
Cash flows from operating activities:
    Net (loss) income                                    $(12,010)      $ 12,114      $ (40,378)
    Depreciation and amortization                          15,510         17,987         19,219
    Amortization of goodwill and other intangibles          8,440          8,273          8,686
    Deferred income taxes                                  (1,537)         5,983        (13,116)
Other non-cash items                                         (508)             -         28,978
Changes in asset and liabilities, net of effect
    of acquisitions:
    Trade receivables, net                                 (4,526)         1,423          3,348
    Installment receivables, net                              474         (3,468)         2,476
    Inventories                                            (4,338)        (8,398)         2,354
    Other assets                                           (5,581)         5,539          2,851
    Accrued income taxes                                      587            135         (2,858)
    Trade accounts payable and other liabilities           11,089            432          9,180
                                                         --------       --------      ---------

Net cash provided by operating activities                   7,600         40,020         20,740
                                                         --------       --------      ---------

Cash flows from investing activities:
    Purchase of property and equipment, net               (15,571)       (29,544)       (19,173)
    Proceeds from sale of property                          6,363              -              -
    Proceeds from sales of businesses                           -         14,000          6,004
    Net cash invested in acquisition of businesses           (418)          (856)       (23,072)
                                                         --------       --------      ---------

Net cash used for investing activities                     (9,626)       (16,400)       (36,241)
                                                         --------       --------      ---------

Cash flows from financing activities:
    Borrowings of long-term debt                          235,393        125,185        192,134
    Repayments of long-term debt                         (237,982)      (146,986)      (177,433)
    Proceeds from issuance of common stock                  1,012            458            284
                                                         --------       --------      ---------

Net cash (used for) provided by financing activities       (1,577)       (21,343)        14,985
                                                         --------       --------      ---------

Effect of exchange rate changes on cash                       311            (11)           (60)
                                                         --------       --------      ---------

Net (decrease) increase in cash and cash equivalents       (3,292)         2,266           (576)
Cash and cash equivalents at beginning of year              4,223          1,957          2,533
                                                         --------       --------      ---------
Cash and cash equivalents at end of year                     $931         $4,223         $1,957
                                                         --------       --------      ---------
                                                         --------       --------      ---------

(See accompanying notes to consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                               Cumulative
                                                   Common Stock                                 Foreign       Total
                                               ---------------------  Additional                Currency     Stock-
                                                Number                  Paid-in     Retained   Translation  holders'
                                               of Shares    Amount      Capital     Earnings   Adjustment    Equity
                                               ---------   ---------   ---------    --------   -----------  --------
Balance at June 30, 1995                          21,178   $  21,178   $ 188,620    $  87,268  $    4,665   $ 301,731
                                                --------   ---------   ---------    ---------  ----------   ---------
     Exercise of stock options, including
         associated tax benefits, net                 27          27         246            -           -         273
     Issuance of stock for acquisitions              223         223       5,705            -           -       5,928
     Net loss                                          -           -           -      (40,378)          -     (40,378)
     Foreign currency translation
         adjustment                                    -           -           -            -      (4,273)     (4,273)
                                                --------   ---------   ---------    ---------  ----------   ---------
Balance at June 28, 1996                          21,428      21,428     194,571       46,890         392     263,281
                                                --------   ---------   ---------    ---------  ----------   ---------
     Exercise of stock options, including
         associated tax benefits                      41          41         405            -           -         446
     Issuance of stock for acquisition               416         416       6,068            -           -       6,484
     Net income                                        -           -           -       12,114           -      12,114
     Foreign currency translation
         adjustment                                    -           -           -            -       1,367       1,367
                                                --------   ---------   ---------    ---------  ----------   ---------
Balance at June 27, 1997                          21,885      21,885     201,044       59,004       1,759     283,692
                                                --------   ---------   ---------    ---------  ----------   ---------
     Exercise of stock options, including
         associated tax benefits, net                166         166         846            -           -       1,012
     Issuance of stock for acquisitions              100         100       1,456            -           -       1,556
     Net loss                                          -           -           -      (12,010)          -     (12,010)
     Foreign currency translation
         adjustment                                    -           -           -            -      (1,590)     (1,590)
                                                --------   ---------   ---------    ---------  ----------   ---------
Balance at July 3, 1998                           22,151   $  22,151    $203,346    $  46,994  $      169    $272,660
                                                --------   ---------   ---------    ---------  ----------   ---------
                                                --------   ---------   ---------    ---------  ----------   ---------



          (See accompanying notes to consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY Sunrise Medical Inc. (the "company") designs, manufactures and markets medical products used in homecare and extended care settings that address the recovery, rehabilitation, and respiratory needs of the patient. Products include custom, manual and electric wheelchairs, wheelchair seating systems, ambulatory and bath safety aids, home respiratory devices, patient-room beds and furnishings, and therapeutic mattresses and support surfaces and assistive technology products. The company's products are designed to meet the special needs of four groups of people: the elderly, the disabled, the recovering patient, and the respiratory sufferer.

BASIS OF PRESENTATION The consolidated financial statements include domestic and foreign subsidiaries. All material intercompany profits, balances and transactions have been eliminated. Accounts denominated in foreign currencies have been translated using year-end exchange rates for assets and liabilities, while revenues and expense are translated at exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are deferred as a separate element of consolidated stockholders' equity. As described more fully in Note 4, on April 13, 1998 the company merged with Sentient Systems, Inc. , now renamed DynaVox Systems, Inc. (DynaVox). The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements reflect the combined financial position and operating results of the company and DynaVox for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management's estimates.

FISCAL YEAR END The company's fiscal year ends on the Friday closest to June 30, resulting in years of either 52 or 53 weeks. The year ended July 3, 1998 included 53 weeks, while the years ended June 27, 1997 and June 28, 1996 each contained 52 weeks.

INVENTORIES Certain inventories are stated at the lower of last-in, first-out
(LIFO) cost or market value. All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market value.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost and depreciated over estimated useful lives by the straight-line or declining balance methods. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or the related lease terms by the straight-line method. The estimated useful lives are five to 40 years for buildings and improvements and two to 10 years for machinery and equipment.

GOODWILL The excess of purchase price over the fair value of net assets of acquired businesses (goodwill) is amortized on a straight-line basis over periods of 20 to 40 years, depending on the nature and type of business acquired.

LONG-LIVED ASSETS Effective with the first quarter of 1997, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that impairment losses be recorded on long-lived assets used in operations, such as property and equipment and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. This loss is measured by the difference between carrying amounts and estimated fair values.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK In the ordinary course of business and as part of the company's asset and liability management, the company enters into various types of transactions that involve contracts and financial instruments with off-balance-sheet risk. These transactions are entered into in order to manage financial market risk, primarily interest rate and foreign exchange risk. The company enters into these transactions with major international financial institutions utilizing over-the-counter as opposed to exchange traded instruments. These transactions are entered into only for purposes of risk management.

Sunrise attempts to minimize interest expense while also managing its exposure to variable interest rates by employing interest rate agreements, or swaps, to convert bank borrowings from floating rate into the equivalent of fixed rate debt. Sunrise has used foreign-denominated borrowings from its multi-currency credit facility to hedge against foreign currency balance sheet exposures that would otherwise result from changes in currency values.

The company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with existing assets and liabilities, and certain firmly committed transactions, as well as probable but not firmly committed transactions. In addition, the company has entered into foreign exchange forward contracts to hedge certain intercompany loan transactions between European divisions. The company's foreign exchange risk management policy calls for it to hedge substantially all of its existing material foreign exchange transaction exposures. However, the company may not hedge certain foreign exchange transaction exposures that are immaterial either in terms of their minimal U.S. dollar value or in terms of their historically high correlation with the U.S. dollar.

Probable but not firmly committed transactions comprise sales of the company's products in currencies other than the U.S. dollar. A majority of these non-U.S. dollar-based sales are made through the company's subsidiaries in the U.K. and Europe. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

Interest rate and foreign exchange instruments generally qualify as accounting hedges if their maturity dates are the same as the hedged transactions and if the hedged transactions meet certain requirements. Sold interest rate and foreign exchange instruments do not qualify as accounting hedges. Gains and losses on accounting hedges of existing assets or liabilities are generally recorded currently in income or stockholders' equity against the losses and gains on the hedged transactions. Gains and losses related to qualifying accounting hedges of firmly committed or probable but not firmly committed transactions are deferred and recognized in income in the same period as the hedged transactions. Gains and losses on interest rate and foreign exchange contracts that do not qualify as accounting hedges are recorded currently in income. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transactions.

The company monitors interest rate and foreign exchange positions based on applicable and commonly used pricing models. The correlation between the changes in the fair value of hedging instruments and the changes in the underlying hedged items is assessed periodically over the life of the hedged instrument. In the event that it is determined that a hedge is ineffective, including if and when the hedged transactions no longer exists, the company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge.

Further information regarding the company's accounting treatment of its financial instruments may be found in Note 8 - "Derivatives."

REVENUE RECOGNITION The company recognizes revenue from product sales upon shipment and provides an appropriate allowance for estimated returns and adjustments.

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

NET INCOME (LOSS) PER SHARE The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in 1998. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the company's common shares during the period. Earnings per share for prior periods have been restated in accordance with SFAS 128. See Note 13 "Net Income (Loss) Per Share" for computation of EPS.

CASH FLOW INFORMATION Cash payments for interest in 1998, 1997 and 1996 were $14,380, $14,200, and $16,079, respectively. Cash payments of $5,696, $11,740 and $8,842 were made for income taxes in 1998, 1997 and 1996, respectively. The company received income tax refunds of $6,131 in 1998, $9,680 in 1997 and $7,002 in 1996.

RECLASSIFICATION Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the 1998 presentation.

2.   FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

INSTALLMENT RECEIVABLES
Installment receivables consist of the following:

                                                            July 3,         June 27,
                                                             1998             1997
                                                             ----             ----
    Current portion                                        $ 16,198         $ 17,994
    Less:
          Unearned interest                                  (2,185)          (2,409)
          Allowance for doubtful accounts                    (1,684)          (2,234)
                                                           --------         --------
          Net current portion                                12,329           13,351
    Due after one year (included in other assets)             5,716            6,190
                                                           --------         --------
    Total installment receivables, net                     $ 18,045         $ 19,541
                                                           --------         --------

The carrying amount of installment receivables approximates their fair value. The majority of these receivables are due in less than one year, and the related interest rates have not varied significantly over the past two years.

LONG-TERM DEBT Based on borrowing rates currently available to the company for bank loans with similar terms and average maturities, the carrying amount of long-term debt at July 3, 1998 and June 27, 1997 approximated its fair value.

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

SWAP AGREEMENTS The fair market value of interest rate swap agreements (Note
8) is the amount the company would be required to pay to terminate them, which is estimated to be $1.9 million at July 3, 1998 ($1.6 million at June 27, 1997). Net receipts or payments under all swap agreements are included in interest expense. The company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the company considers the risk of nonperformance by the other party to be minimal because the party to each swap agreement is a member of the company's bank group.

3.  BALANCE SHEET ITEMS

Inventories consist of the following:

                                                              July 3,       June 27,
                                                               1998           1997
                                                               ----           ----
    Raw material                                           $  42,634      $  35,167
    Work-in-progress                                          12,588         11,946
    Finished goods                                            39,367         42,921
                                                           ---------      ---------
    Total inventories                                      $  94,589      $  90,034
                                                           ---------      ---------
                                                           ---------      ---------

If all inventories had been valued at FIFO cost, inventories would have been approximately $95,817 and $91,455 for 1998 and 1997, respectively.

The components of property and equipment are as follows:

                                                           July 3,       June 27,
                                                            1998           1997
                                                            ----           ----
    Land                                                   $  4,611       $  5,194
    Buildings, machinery and equipment                      150,806        160,759
    Leasehold improvements                                   12,140          9,590
                                                           --------       --------
                                                            167,557        175,543

    Less accumulated depreciation and
       amortization                                         (81,753)       (84,009)
                                                           --------       --------
    Property and equipment, net                            $ 85,804       $ 91,534
                                                           --------       --------
                                                           --------       --------

4.   ACQUISITIONS AND MERGERS

On April 13, 1998 the company issued 2.7 million shares of its common stock for all outstanding common stock of DynaVox, a manufacturer of speech augmentation devices. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of DynaVox.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                    Years Ended
                          June 27, 1997     June 28, 1996
                          -------------     -------------
Net sales:
     Sunrise, as previously
        reported            $ 656,742          $ 667,130
     DynaVox                   13,803              8,287
                            ---------          ---------

     Combined               $ 670,545          $ 675,417
                            ---------          ---------
                            ---------          ---------

Net income (loss):
     Sunrise, as previously
        reported            $  10,569          $ (40,867)
     DynaVox                    1,545                489
                            ---------          ---------

     Combined               $  12,114          $ (40,378)
                            ---------          ---------
                            ---------          ---------

On November 20, 1997 the company acquired the assets and liabilities of Mechanical Design Applications, Inc. for 100,000 shares of common stock valued at $1.6 million and cash of $.4 million. The transaction was accounted for as a purchase. Pro forma results of operations giving effect to the acquisition as though it had occurred on June 28, 1997 would not differ materially from amounts reported.

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

In July 1995, the company acquired Coopers Healthcare Plc, a United Kingdom-based manufacturer of patient aids, for 222,266 shares of common stock (valued at $5.9 million) and cash of $2.5 million. In October 1995 the company acquired Parker Bath Group, a U.K. manufacturer and distributor of bathing systems and patient lifters, for cash and notes amounting to $30.0 million.

With the exception of DynaVox, all of these acquisitions were accounted for by the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $2 million in 1998 and $6 million in 1997 was recognized as goodwill and is being amortized over periods ranging from 20 to 40 years. The operating results of all acquisitions are included in the consolidated results of operations from the respective dates of acquisition.

5.   RE-ENGINEERING EXPENSES, MERGER COSTS AND UNUSUAL ITEMS

In December 1995, the company completed an intensive review of its operations and businesses and initiated Operation Rebound, a corporate-wide profit improvement plan. This plan involved four major elements: the consolidation of the company's U.S. salesforces from twelve to six; the integration of a number of the company's smaller divisions operating within the same country or market; establishment of profit improvement programs at all divisions; and the sale of the Bio Clinic division's air therapy rental business because of declining margins and high administrative costs. Approximately 250 positions were eliminated (including 83 positions in the air therapy rental business transferred as of January 31, 1996 to the buyer of that business), or 6% of the company total. The air therapy rental business had net sales of $7.6 million in 1996 through the date of sale.

In June 1996 the company reached a settlement of stockholder litigation initiated in October and November 1995 following the announcement of an internal investigation of financial reporting at the Bio Clinic division.

Also in June 1996, following a strategic review of its businesses, the company decided to sell its Comfort Clinic division in order to concentrate on its core healthcare products business, necessitating a write-down of its investment to estimated net realizable value which was recorded in the fourth quarter of 1996. The Comfort Clinic division was sold in October 1996 for cash of $14 million. Sales through the date of sale were $13.9 million, while the division's sales in 1996 were $44 million.

As a result of these actions, the company in 1996 recorded pretax charges from unusual items of $65.2 million. These charges included: $18.6 million for costs of the internal investigation and settlement of related litigation, including attorneys' fees; $27.6 million related to Bio Clinic and Comfort Clinic, consisting of loss on the sale of businesses of $5.8 million, goodwill write-downs of $13.8 million and other asset adjustments of $8.0 million to reflect revised estimates of net asset realizations; and $19.0 million related to the company's reorganization and cost reduction program. During 1997, these reserves were adjusted downward by $4.6 million because of lower than expected costs to relocate operations and to write down assets to be sold.

Of the original charges of $65.2 million, approximately $36.2 million require cash payments and $29.0 million represent non-cash charges. Cash payments of $4.1 million were made in 1998, $9.9 million in 1997 and $18.8 million in 1996. Management estimates that the remaining liability at July 3, 1998 of $3.4 million will be paid out in 1999.

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

Approximately $27 million in non-recurring costs were incurred during 1998 to complete these activities, principally to complete its factory consolidations and to implement related information system conversions. In addition, the company completed its merger with DynaVox in April 1998. Merger related expenses incurred were approximately $2 million. Of the total charges of $29 million incurred in 1998, approximately $23 million required cash payments and $6 million represented non-cash charges.

6.   LEASES

The company leases office and operating facilities, machinery and equipment and automobiles under operating leases that expire over the next 20 years. Rent expense for operating leases amounted to $11,200, $10,600 and $9,800 for 1998, 1997 and 1996, respectively.

Minimum lease payments under operating leases expiring subsequent to July 3, 1998 are:

                Year Ended                             Amount
                ----------                             ------
                   1999                              $ 10,900
                   2000                                 9,300
                   2001                                 6,600
                   2002                                 5,100
                   2003                                 3,500
                                                     --------
                 Thereafter                            13,300
                                                     --------

                 Total minimum lease payments        $ 48,700
                                                     --------
                                                     --------

7.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       July 3,            June 27,
                                                                        1998                1997
                                                                        ----                ----
     Borrowings under multi-currency credit agreement                $  73,970           $ 170,581

     Senior notes                                                      100,000                   -

     Unsecured subordinated notes maturing from 1998 to 2003,
     payable in installments with interest rates from 7% to 9.1%
     (7% to 10% in 1997)                                                 9,460              13,860

     Unsecured European Coal and Steel Community
     job creation loan due 2002; interest at Libor +1%
     payable semiannually                                                4,148               4,161

     Mortgages payable in monthly installments with interest at various rates from 6.65% to 9.1%, maturing from 1998
     through 2004, secured by property                                   3,134               3,473

     Obligations under capital leases with lease periods expiring at various dates through 2005; interest at various rates from
     6.25% to 14.8%                                                      1,070               1,737
                                                                     ---------           ---------
     Total long-term debt                                              191,782             193,812

     Less current installments                                          (3,753)             (5,751)
                                                                     ---------           ---------
     Long-term debt, net of current installments                     $ 188,029           $ 188,061
                                                                     ---------           ---------
                                                                     ---------           ---------

As of July 3, 1998, aggregate debt maturities were as follows: 1999--$3,753; 2000--$4,880; 2001--$75,937; 2002--$4,457; 2003--$321; and
thereafter--$102,434.

On October 28, 1997, the company completed a private placement of $100 million of unsecured senior notes, $50 million maturing after seven years, bearing interest at 7.09% and the remaining $50 million maturing after ten years at an interest rate of 7.25%. The proceeds of this debt issuance were used to reduce the outstanding debt on the company's unsecured multi-currency credit facility. The senior notes require the company to comply with certain covenants such as limitations on indebtedness, liens, asset sales and the maintenance of net worth.

The company's unsecured multi-currency bank credit facility provides for maximum borrowings of $120 million, decreasing to $115 million in January 2000. The maturity date is January 2001 and interest is at the prime rate plus 1.25%. The company has the option of using interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of .20% to .50% per year, depending upon the company's leverage ratio, is payable on the unused portion of the line. The credit facility requires the company to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, and interest coverage, and places certain restrictions on acquisitions and payments of dividends. At July 3, 1998, the amount of funds available from the credit facility was approximately $46 million.

8.   DERIVATIVES

The company manufactures its products in the United States and Europe, but generated approximately 39% of 1998 revenues from sales made outside the U.S. Sales generated by the company's distribution subsidiaries generally utilize the subsidiary's local currency, thereby exposing the company to the risk of foreign currency fluctuations when the subsidiary imports Sunrise manufactured products. Also, as the company is a net borrower, it is exposed to the risk of fluctuating interest rates. The company utilizes derivative instruments in an effort to mitigate these risks. The company's policy is not to speculate in derivative instruments to profit on the foreign currency exchange or interest rate price fluctuation, nor to enter trades for which there are no underlying exposures, nor enter into trades to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments are highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

Various foreign currency contracts are used to hedge anticipated transactions denominated in foreign currencies and to mitigate the impact of changes in foreign currency exchange rates on the company's operations. The company uses forward contracts to hedge transactions between its foreign subsidiaries. The hedge instruments mature at various dates with resulting gains or losses recognized at the maturity date, which approximates the transaction date. The notional values of forward contracts afforded hedge accounting treatment at July 3, 1998 was 19.1 million pounds or $31.8 million ( No such contracts existed at June 27, 1997.)

When the company uses foreign currency contracts and the hedged currency strengthens against foreign currencies, the decline in the value of future foreign currency cash flows is partially offset by the recognition of gains in the value of the foreign currency contracts designated as hedges of the transactions. Conversely, when the hedged currency weakens, the increase in the value of future foreign currency cash flows is reduced by the recognition of any loss in the value of the forward contracts designated as hedges. Gains and losses on these contracts are recognized in income in the same period that the underlying transactions are settled and generally offset the losses and gains on the underlying transactions.

SWAP AGREEMENTS The company has entered into eight interest rate swap agreements with U.S. money center banks in order to minimize the impact of interest rate fluctuations on the company's interest expense. Each swap agreement is denominated in the currency of the related borrowings. Under the terms of each agreement the company receives compensation when the three-month interbank offered rate of the respective currency exceeds the swap rate and pays compensation when it falls below the swap rate. At July 3, 1998 the three-month interbank offered rates were: French francs--3.53%; U.S. dollars--5.63%; and German marks--3.53%.

The following table summarizes the company's interest rate swap agreements. The U.S. dollar equivalent is based on exchange rates in effect at July 3, 1998.

--------------------------------------------------------------------------------

                                   U.S.
Notional                          Dollar         Swap
Amount         Currency           Amount         Rate         Effective Period
------         --------           ------         ----         ----------------
100,000        French francs     $ 16,380        7.59%        April 1997 - April 2000
 85,000        French francs     $ 13,923        4.15%        April 1998 - April 1999
 85,000        French francs     $ 13,923        5.09%        April 1999 - April 2000
 85,000        French francs     $ 13,923        5.95%        April 2000 - April 2001
 33,000        German marks      $ 18,134        4.09%        February 1998 - February 1999
 25,000        German marks      $ 13,738        5.01%        February 1999 - February 2000
 25,000        German marks      $ 13,738        5.97%        February 2000 - February 2001
 30,000        U.S. dollars      $ 30,000        5.63%        September 1995 - September 2000

The company is exposed to credit risk in the event of non-performance of the counterparties to its foreign currency and interest rate contracts, which the company believes is remote. Nevertheless, the company monitors its counterparty credit risk and utilizes internal policies to mitigate its risk. The disclosed derivatives are indicative of the volume and types of instruments used throughout the year.

9.   BUSINESS AND CREDIT CONCENTRATIONS

The company manufactures and distributes durable medical equipment and supplies primarily to the home healthcare and extended care markets. A significant portion of the company's receivables are due from home healthcare and medical equipment dealers located throughout the United States, Canada and Europe. Many of these product sales to dealers are ultimately funded through government reimbursement programs such as Medicare and Medicaid. Any changes in these programs could affect dealer liquidity and profitability. This, in turn, could put pressure on prices charged and credit terms offered for the company's products sold through this channel of distribution.

The company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions.

10.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                      Years Ended
                                                         -------------------------------------
                                                         July 3,       June 27,       June 28,
                                                          1998           1997           1996
                                                          ----           ----           ----
    Current:
        Federal                                         $(1,470)      $    700       $ (5,740)
        State                                               118            217             23
        Foreign                                           3,097          4,463          7,486
                                                        -------       --------       --------
                                                          1,745          5,380          1,769

    Deferred:
        Federal                                           2,589          5,935        (12,060)
        State                                               (74)           533           (238)
        Foreign                                          (4,052)          (485)          (842)
                                                        -------       --------       --------
                                                         (1,537)         5,983        (13,140)
                                                        -------       --------       --------
    Total                                               $   208       $ 11,363       $(11,371)
                                                        -------       --------       --------
                                                        -------       --------       --------

Foreign income taxes are based upon $(8,308), $8,768 and $16,126 of foreign earnings (or losses) before income taxes during 1998, 1997 and 1996, respectively. No U.S. income taxes have been provided for cumulative unrepatriated foreign earnings of approximately $57 million as the company has no plans or intentions to repatriate foreign earnings or liquidate the related foreign assets. At July 3, 1998, the company had foreign tax loss carryforwards of approximately $15,174, consisting of $534 which expires in 2000 through 2001, $5,685 which expires in 2002 through 2004, and $8,955 which does not expire.

A reconciliation between the federal statutory tax rate and the effective income tax rate follows:

                                                                      Years Ended
                                                         -------------------------------------
                                                         July 3,       June 27,       June 28,
                                                          1998           1997           1996
                                                          ----           ----           ----
    Statutory federal income tax rate                    (35.0)%         35.0%         (35.0)%
    Amortization of goodwill                              15.0            6.8           10.8
    State income taxes, net of federal taxes               2.1            2.9            0.2
    Taxation of foreign operations                        18.7            4.6            2.0
    Other, net                                             1.0           (0.9)             -
                                                         -----           ----          -----
         Effective income tax rate                         1.8%          48.4%         (22.0)%
                                                         -----           ----          -----
                                                         -----           ----          -----

Significant components of deferred income tax assets and liabilities are shown below:

                                                                 July 3,       June 27,
                                                                  1998           1997
                                                                  ----           ----
    Deferred income tax assets:
        Allowance for doubtful accounts                        $   (730)      $  3,563
        Inventory reserves                                        4,393          4,295
        Other reserves and accrued expenses                      13,111          5,030
        Net operating losses                                      5,638          2,700
        State and local taxes                                       116         (1,545)
                                                               --------       --------
        Total deferred income tax assets                         22,528         14,043
                                                               --------       --------
    Deferred income tax liabilities:
        Depreciation and amortization and other                   9,696          7,305
                                                               --------       --------

    Net deferred income taxes                                  $ 12,832       $  6,738
                                                               --------       --------
                                                               --------       --------

Management believes that realization of the tax benefit of net deferred income tax assets is more likely than not.

11.  PROFIT SHARING/SAVINGS PLAN

The company has 401(k) profit sharing/savings plans covering most U.S. employees ("Associates"). Under the profit sharing portion of the plan, the company will contribute to Associates' accounts a percentage of their salary for the fiscal year ranging from 4 to 6 percent. The percentage amount is based upon attainment of certain earnings targets by the company as a whole in the case of corporate office Associates, or by the subsidiary where the Associate works. The plan is discretionary with the amounts determined by the Board of Directors. During 1998, 1997 and 1996, $2,534, $2,533, $2,518, respectively, were accrued for this plan. Under the savings feature of the plan, individual Associates may make contributions to the plan, which are matched by the company in an amount determined by the Board of Directors. During 1998, 1997 and 1996, $655, $767 and $790, respectively, of Associate contributions were matched by the company.

12.  STOCKHOLDERS' EQUITY

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

As a result of the DynaVox merger in April 1998, Sunrise acquired another stock option plan. This stock option plan was originally adopted by DynaVox on March 12, 1993. The plan originally covered 100,000 shares. On April 28, 1998, the plan was amended and restated by the Board of Directors. As a result the number of shares and options that were outstanding under the plan and options that are granted in the future will now be exercised for shares of Sunrise stock in the merger ratio of 2.27 to 1. The total number of options available for grant under this plan are 227,000.

Under all plans, the option price (exercise price) is equal to the closing market price on the day prior to the grant date. Options become exercisable in four equal annual amounts, beginning one year after the grant date. Option exercisability is cumulative. Unexercised options expire up to ten years and one day after the date of grant. As of July 3, 1998 there were 268,038 unissued shares of common stock reserved for future grants under the 93 Plan.

Shares subject to option under both plans are summarized as follows:

                                                                               Years ended
                                        ------------------------------------------------------------------------------------
                                                     July 3, 1998                June 27, 1997                 June 28, 1996
                                                     ------------                -------------                 -------------
                                                         Weighted                     Weighted                      Weighted
                                                          Average                      Average                       Average
                                                          Exercise                     Exercise                      Exercise
                                           Shares           Price      Shares            Price       Shares            Price
                                           ------           -----      ------            -----       ------            -----
Outstanding at beginning of year         1,665,545       $   15.48    1,465,275       $   16.23    1,342,280       $   17.37
Granted                                    504,860           13.94      440,145           12.44      346,695            6.72
Exercised                                 (166,373)           4.25      (41,850)          10.05      (27,200)           8.36
Canceled                                  (306,836)          18.38     (198,025)          18.80     (196,500)          20.90
                                         ---------       ---------    ---------       ---------    ---------       ---------
Outstanding at end of year               1,697,196       $   15.60    1,665,545       $   15.48    1,465,275       $   16.23
                                         ---------                    ---------                    ---------
                                         ---------                    ---------                    ---------

Exercisable at end of year                 917,305       $   16.13      944,074       $   14.38      789,572
                                         ---------                    ---------                    ---------
                                         ---------                    ---------                    ---------       $   13.60

Weighted average fair value of
   options granted during the year                       $    6.14                    $    6.29                    $    6.72
                                                         ---------                    ---------                    ---------
                                                         ---------                    ---------                    ---------

The following table summarizes information about stock options outstanding at July 3, 1998:

                          Options Outstanding                            Options Exercisable
----------------------------------------------------------------      ---------------------------
                                         Weighted
                                          Average       Weighted                         Weighted
   Range of                              Remaining       Average                          Average
   Exercise               Number        Contractual     Exercise        Number           Exercise
    Prices               Outstanding        Life          Price       Exercisable          Price
    ------               -----------        ----          -----       -----------          -----
$  0.70 to $12.00           241,470         4.7         $  6.74         196,995          $  5.97
$ 12.38 to $15.88           972,901         7.9         $ 14.47         298,242          $ 14.06
$ 17.25 to $21.88           275,975         4.7         $ 19.73         254,675          $ 19.90
$ 23.50 to $34.50           206,850         6.0         $ 25.78         167,393          $ 26.03
                          ---------         ---         -------         -------          -------
                          1,697,196         6.7         $ 15.60         917,305          $ 16.13
                          ---------                                     -------
                          ---------                                     -------

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

                                                              1998           1997        1996
                                                              ----           ----        ----
  Net income (loss)                As reported               $(12,010)     $ 12,114    $(40,378)
                                   Pro forma                 $(13,594)     $ 11,232    $(40,805)
  Earnings (loss) per share        As reported               $  (0.55)     $   0.55    $  (1.89)
                                   Pro forma                 $  (0.62)     $   0.51    $  (1.91)

The fair value of options granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: expected volatility of 43% for 1998 and 1997 and 46% for 1996 (based on daily closing stock prices for the preceding four years); risk-free interest rates of 5.5%, 6.4% and 6.7% respectively; expected lives of 4.8 years; and no dividend yield. For purposes of the pro forma disclosures, the estimated fair value of the options has been amortized to expense over the vesting period of the options. Because SFAS 123 is applicable only to options granted subsequent to June 28, 1995, the pro forma effect will not be fully reflected until 1999.

13.  NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                      Income          Shares      Per-Share
                                    (Numerator)    (Denominator)    Amount
                                    -----------    -------------    ------
Basic 1998 EPS
Net (loss)                            $(12,010)        22,001      $  (0.55)
Effect of dilutive stock options            --             --            --
                                      --------         ------      --------
Diluted EPS (1)                       $(12,010)        22,001      $  (0.55)
                                      --------         ------      --------
                                      --------         ------      --------

Basic 1997 EPS
Net income                            $ 12,114         21,656      $   0.56
Effect of dilutive stock options            --            277         (0.01)
                                      --------         ------      --------
Diluted EPS                           $ 12,114         21,933      $   0.55
                                      --------         ------      --------
                                      --------         ------      --------

Basic 1996 EPS
Net (loss)                            $(40,378)        21,391      $  (1.89)
Effect of dilutive stock options            --             --            --
                                      --------         ------      --------

Diluted EPS (1)                       $(40,378)        21,391      $  (1.89)
                                      --------         ------      --------
                                      --------         ------      --------

(1) The company was in a net loss position in 1998 and 1996, and under generally accepted accounting principles, 275,000 and 249,000 common share equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

14.  GEOGRAPHIC SEGMENT INFORMATION

Selected geographic information is summarized as follows:

                                                       Years Ended
                                          --------------------------------------
                                          July 3,        June 27,       June 28,
                                           1998           1997           1996
                                           ----           ----           ----
Net sales:
  United States                         $ 404,749       $ 402,154      $ 420,648
  Europe                                  252,420         268,391        254,769
                                        ---------       ---------      ---------
        Total                           $ 657,169       $ 670,545      $ 675,417
                                        ---------       ---------      ---------
                                        ---------       ---------      ---------

Corporate operating (loss) income:
  United States                         $  (7,576)      $  13,201      $ (59,512)
  Europe                                    1,741          21,278         22,350
                                        ---------       ---------      ---------
         Total                             (5,835)         34,479        (37,162)
                                        ---------       ---------      ---------

Interest expense                           15,222          14,774         16,687
Interest income                             3,659           3,372          2,878
Other income and expense, net               5,596             400           (778)
                                        ---------       ---------      ---------
Loss (income) before income taxes       $ (11,802)      $  23,477      $ (51,749)
                                        ---------       ---------      ---------
                                        ---------       ---------      ---------

Identifiable assets at end of year
     United States                      $ 301,408       $ 276,632      $ 311,673
     Europe                               314,897         339,099        312,905
                                        ---------       ---------      ---------
           Total                        $ 616,305       $ 615,731      $ 624,578
                                        ---------       ---------      ---------
                                        ---------       ---------      ---------

Amounts reported for United States include results from subsidiaries in Canada and Australia. Eliminated from net sales shown above for 1998, 1997 and 1996 were $6,168, $4,261 and $1,270, respectively, of sales by European subsidiaries to North American subsidiaries, and $14,679, $17,496 and $18,146 of sales, respectively, by North American subsidiaries to European subsidiaries. Sales between geographic locations are based upon manufacturing costs plus a reasonable profit element.


15.  LITIGATION

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

                               First          Second         Third          Fourth             Fiscal
                              Quarter         Quarter       Quarter         Quarter             Year
                              -------         -------       -------         -------             ----
1998
Net sales                    $ 155,032      $ 169,089      $ 164,415       $ 168,633          $ 657,169
Gross profit                    50,959         53,127         52,313          49,139            205,538
Re-engineering expenses
and merger costs                 4,635          7,043          5,307          12,031             29,016
Net (loss) income                  869            928            (98)        (13,709)(1)        (12,010)
(Loss) income per share
(Basic)                      $    0.04      $    0.04      $    0.00       $   (0.62)(1)      $   (0.55)
(Loss) income per share
(Diluted)                    $    0.04      $    0.04      $    0.00       $   (0.62)(1)      $   (0.55)

1997

Net sales                    $ 169,388      $ 173,450      $ 161,192       $ 166,515          $ 670,545
Gross profit                    57,069         57,037         52,557          56,076            222,739
Net income                       3,574          2,952          1,291           4,297             12,114
Income per share
(Basic)                      $    0.17      $    0.14      $    0.06       $    0.20          $    0.56
Income per share
(Diluted)                    $    0.16      $    0.14      $    0.06       $    0.19          $    0.55


(1) Included in the company's results for the fourth quarter was an additional tax expense of $5.5 million to adjust the company's year-to-date effective tax rate to 1.8% from 65.7% at the end of the third quarter.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the company will be included under the caption "Election of Directors" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 20, 1998 and is incorporated herein by reference. Information regarding the executive officers of the company is included under a separate caption in Part I hereof, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Certain information regarding executive compensation will be set forth under the caption "Compensation of Executive Officers" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 20, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 20, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding related transactions will be set forth under the caption "Certain Transactions" in the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 20, 1998 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  INDEX TO FINANCIAL STATEMENTS

     (1)  FINANCIAL STATEMENTS:                                                        PAGE
                                                                                       ----
     Report of Management                                                                32

     Independent Auditors' Report                                                        33

     Consolidated Balance Sheets as of July 3, 1998 and June 27, 1997                    34

     Consolidated Statements of Operations for the years ended July 3, 1998,
     June 27, 1997 and June 28, 1996                                                     35

     Consolidated Statements of Cash Flows for the years ended July 3, 1998,
     June 27, 1997 and June 28, 1996                                                     36

     Consolidated Statements of Stockholders' Equity for the years ended July
     3, 1998, June 27, 1997 and June 28, 1996                                            37

     Notes to Consolidated Financial Statements                                          38

     (2)  FINANCIAL STATEMENT SCHEDULES:

     Schedule II -- Valuation and Qualifying Accounts for the years ended
     July 3, 1998, June 27, 1997 and June 28, 1996                                       57


     All other financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

(b)  REPORTS ON FORM 8-K

     A report on Form 8-K dated April 13, 1998, was filed in connection the company's acquisition of Sentient Systems Inc.

(c)  EXHIBITS

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

                                                                     SCHEDULE II

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                    Fiscal Years Ended July 3, 1998, June 27,
                           1997 and June 28, 1996 (in
                                   thousands)

                                                    Additions
                                             ------------------------
                               Balance at    Charged to    Charged to                  Balance at
                                beginning     costs and       other                        end
Description                     of period     expenses      accounts     Deductions     of period
-----------                     ---------     --------      --------     ----------     ---------
1996
----
Allowance for doubtful
    receivables                  $5,904         9,421         167 (1)     (3,969)(2)     $11,523
Reserve for installment
    receivables                  $  954           980            1(1)      ( 179)(2)     $ 1,756
Reserve for inventory
    obsolescence                 $7,474         8,683        1,249(1)     (3,742)(3)     $13,664

1997
----
Allowance for doubtful
    receivables                 $11,523         1,954      (3,302)(1)     (5,100)(2)    $  5,075
Reserve for installment
    receivables                 $ 1,756         1,586          125(1)     (1,233)(2)    $  2,234
Reserve for inventory
    obsolescence                $13,664         4,598      (1,033)(1)     (3,486)(3)     $13,743

1998
----
Allowance for doubtful
    receivables                 $ 5,075         5,342         (52)(1)    (2,210) (2)     $ 8,155
Reserve for installment
    receivables                 $ 2,234           898               0    (1,448) (2)     $ 1,684
Reserve for inventory
    obsolescence                $13,743         3,106             514    (2,384) (3)     $14,979

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


                                                 SUNRISE MEDICAL INC.

                                                 By:
                                                    -------------------------
                                                    Senior vice president and
                                                    chief financial officer

Date: September ____, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September ____, 1998.

        SIGNATURE                                    TITLE

----------------------                Chairman, president and chief executive
  Richard H. Chandler                 officer (principal executive officer)

----------------------                Senior vice president and chief financial
  Ted N. Tarbet                       officer (principal financial officer)

----------------------                Vice president and controller
  John M. Radak                       (principal accounting officer)

----------------------                Director
  J. R. Woodhull

----------------------                Director
  Joseph Stemler

----------------------                Director
  Lee A. Ault III

----------------------                Director
  Michael Hammes

----------------------                Director
  Murray H. Hutchison

----------------------                Director
  William L. Pierpoint

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

  3.9    Amended and Restated Bylaws as of April 29, 1997. (r)

  4.1    Shareholders' Rights Agreement dated April 24, 1990. (h)

  4.2    Amended and Restated Shareholders' Rights Agreement dated May 16,
         1997. (q)

  10.6   Amended and Restated Stock Option Plan for Key Associates. (i)

  10.7   1993 Stock Option Plan. (j)

  10.8   Management Incentive Bonus Plan. (a)

  10.9   Special Bonus Plan. (a)

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

Number                               Description
------                               -----------

  10.13 Second Amended and Restated Credit Agreement dated as of September 29, 1995 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (o)

  10.14 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of May 2, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (g)

  10.15 Second Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of August 22, 1996 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.(p)

  10.16 Form of Change in Control Agreements dated June 27, 1997 between Sunrise Medical Inc. and certain employees. (r)

  10.17 Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (s)

  10.18 Note Purchase Agreement dated as of October 1, 1997 for $50 million 7.09% Series A Senior Notes Due October 28, 2004 and for $50 million 7.25% Series B Senior Notes Due October 28, 2007. (s)

  10.19  1998 Management Incentive Bonus Plan.

  10.20  Amended and Restated Sentient/Sunrise Stock Option Plan.

  10.21  Supplemental Executive Retirement Plan.

  21     List of Subsidiaries.

  23     Consent of Independent Auditors.

  27     1998 Financial Data Schedule.

  27.1   1997 Financial Data Schedule.

  27.2   1996 Financial Data Schedule.

  27.3   1st, 2nd and 3rd Quarter 1998 Financial Data Schedule.

  27.4   1st, 2nd and 3rd Quarter 1997 Financial Data Schedule.
---------------------------

(a) Incorporated herein by reference to the company's Registration Statement No. 2-86314.
(b) Incorporated herein by reference to the company's 1987 Definitive Proxy Statement.
(c) Incorporated herein by reference to the company's Form 10-Q for the quarter ended December 28, 1990.
(d) Incorporated herein by reference to the company's Form 10-Q for the quarter ended January 1, 1993.
(e) Incorporated herein by reference to the company's Form 10-Q for the quarter ended December 31, 1993.
(f) Incorporated herein by reference to the company's Form 10-K for the fiscal year ended July 1, 1994.
(g) Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 29, 1996.
(h) Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 30, 1990.
(i) Incorporated herein by reference to the company's 1990 Definitive Proxy Statement.
(j) Incorporated herein by reference to the company's 1993 Definitive Proxy Statement.
(k) Incorporated herein by reference to the company's Form 10-K for the fiscal year ended July 3, 1992.
(l) Incorporated herein by reference to the company's Form 8-K dated June 29, 1993.
(m) Incorporated herein by reference to the company's Form 8-K dated September 16, 1994.
(n) Incorporated herein by reference to the company's Form 8-K dated April 7, 1995.
(o)  Incorporated herein by reference to the company's
     Form 10-K/A for the fiscal year ended June 30, 1995.
(p) Incorporated herein by reference to the company's Form 10-K for the year ended June 28, 1996.
(q) Incorporated herein by reference to the company's Form 8-K dated May 16, 1997.
(r) Incorporated herein by reference to the company's Form 10-K for the year ended June 27, 1997.
(s)  Incorporated herein by reference to the company's Form 10-Q dated
     November 10, 1997.