Form 10-Q
period 1998-10-02
SUNRISE MEDICAL INC
filed 1998-11-16
CIK 720577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the quarterly period ended October 2, 1998

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO
                                               ---------------    ------------

Commission File No.0-12744


                              SUNRISE MEDICAL INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                      95-3836867
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

As of November 6, 1998, the Company had 22,196,483 outstanding shares of $1 par value common stock.

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                       PAGE
Part I.  Financial Information

         Item 1.  Financial Statements

         Condensed consolidated balance sheets as of October 2, 1998 and
         July 3, 1998                                                                                    3

         Condensed consolidated statements of operations for the thirteen weeks
         ended October 2, 1998 and September 26, 1997                                                    4

         Condensed consolidated statements of cash flows for the thirteen weeks
         ended October 2, 1998 and September 26, 1997                                                    5

         Notes to condensed consolidated financial statements                                            6

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                9

         Item 3.    Quantitative and Qualitative Disclosure about Market Risk                           13


Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                               14

Signatures                                                                                              15

ITEM 1.  FINANCIAL STATEMENTS

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   October 2,      July 3,
                                                                     1998           1998
                                                                   ---------      --------
                                                                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                          $  2,182      $    931
 Trade receivables, net                                              130,701       121,967
 Installment receivables, net                                         12,341        12,329
 Income tax refunds receivable                                         3,120         4,013
 Inventories                                                          94,428        94,589
 Deferred income taxes                                                18,301        19,288
 Other current assets                                                  7,660         3,622
                                                                   ---------      --------
   Total current assets                                              268,733       256,739
Property and equipment, net                                           88,064        85,804
Goodwill and other intangible assets, net                            271,949       266,815
Other assets, net                                                      8,398         6,947
                                                                   ---------      --------
Total assets                                                        $637,144      $616,305
                                                                   ---------      --------
                                                                   ---------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                             $  5,722      $  3,753
 Trade accounts payable                                               44,534        48,723
 Accrued compensation and other expenses                              90,301        93,890
 Income taxes payable                                                  3,464         2,794
                                                                   ---------      --------
   Total current liabilities                                         144,021       149,160

Long-term debt, less current installments                            205,143       188,061
Deferred income taxes                                                  7,357         4,605
Stockholders' equity:
 Preferred stock, $1 par. Authorized 5,000 shares; none issued          --            --
 Common stock, $1 par. Authorized 40,000 shares; 22,192 and
  22,151 shares, respectively, issued and outstanding                 22,192        22,151
 Additional paid-in capital                                          203,540       203,346
 Retained earnings                                                    50,551        46,994
 Accumulated other comprehensive income                                4,340           169
                                                                   ---------      --------
   Total stockholders' equity                                        280,623       272,660
                                                                   ---------      --------
Total liabilities and stockholders' equity                          $637,144      $616,305
                                                                   ---------      --------
                                                                   ---------      --------

   (See accompanying notes to condensed consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                        Thirteen Weeks Ended
                                                    ----------------------------
                                                    October 2,     September 26,
                                                       1998            1997
                                                    ---------      ------------
Net sales                                           $ 164,795       $ 155,032
Cost of sales                                         113,218         104,073
                                                    ---------      ------------
Gross profit                                           51,577          50,959

Marketing, selling and administrative expenses         34,912          36,613
Research and development expenses                       4,409           4,189
Re-engineering expenses                                                 4,635
Amortization of goodwill and other intangibles          2,123           2,045
                                                    ---------      ------------

Operating income                                       10,133           3,477
                                                    ---------      ------------

Other (expense) income:

Interest expense                                       (4,035)         (3,411)
Interest income                                         1,024           1,194
Other income and expense, net                             197             182
                                                    ---------      ------------
                                                       (2,814)         (2,035)
                                                    ---------      ------------

Income before income taxes                              7,319           1,442
Income taxes                                            3,762             573
                                                    ---------      ------------
Net income                                          $   3,557       $     869
                                                    ---------      ------------
                                                    ---------      ------------

Basic earnings per share                            $    0.16       $    0.04
                                                    ---------      ------------
                                                    ---------      ------------

Weighted average number of shares outstanding          22,176          21,886
                                                    ---------      ------------
                                                    ---------      ------------

Diluted earnings per share                          $    0.16       $    0.04
                                                    ---------      ------------
                                                    ---------      ------------

Weighted average shares outstanding                    22,273          22,175
                                                    ---------      ------------
                                                    ---------      ------------

    (See accompanying notes to condensed consolidated financial statements)

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                          Thirteen Weeks Ended
                                                        ------------------------
                                                        October 2,  September 26,
                                                           1998         1997
                                                        ---------   ------------
 Cash flows from operating activities:
 Net income                                             $  3,557     $   869
 Depreciation and amortization                             4,029       4,179
 Amortization of goodwill and other intangibles            2,045       2,123
 Other non-cash items                                      3,108       1,887
Changes in assets and liabilities, net of
 effect of acquisitions:
 Receivables, net                                         (9,380)      6,413
 Inventories                                                 161        (661)
 Other assets                                             (7,891)     (4,763)
 Income taxes                                              1,563      (3,352)
 Accounts payable and other liabilities                   (7,778)     (6,588)
                                                        ---------   ------------
Net cash (used for) provided by operating activities     (11,729)      1,250
                                                        ---------   ------------

Cash flows from investing activities:
 Purchase of property and equipment                       (6,288)     (5,270)
                                                        ---------   ------------
 Net cash used for investing activities                   (6,288)     (5,270)
                                                        ---------   ------------


Cash flows from financing activities:
 Borrowings of long term debt, net                         19,083       3,848
 Proceeds from issuance of common stock                      235          24
                                                        ---------   ------------
Net cash provided by financing activities                 19,318       3,872
                                                        ---------   ------------
Effect of exchange rate changes on cash                      (50)        (50)
                                                        ---------   ------------

Net increase (decrease) in cash and cash equivalents       1,251        (198)
Cash and cash equivalents at beginning of period             931       4,223
                                                        ---------   ------------
Cash and cash equivalents at end of period              $  2,182     $ 4,025
                                                        ---------   ------------
                                                        ---------   ------------

    (See accompanying notes to condensed consolidated financial statements)

                   SUNRISE MEDICAL INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  BASIS OF PRESENTATION

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended July 3, 1998, filed by Sunrise Medical Inc. (the company) with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of October 2, 1998 and for the thirteen-week periods ended October 2, 1998 and September 26, 1997 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  INVENTORIES

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                           October 2,     July 3,
                                             1998           1998
                                           ---------      -------
            Raw material                    $42,246       $42,634
            Work-in-progress                 13,341        12,588
            Finished goods                   38,841        39,367
                                           ---------      -------
                                            $94,428       $94,589
                                           ---------      -------
                                           ---------      -------

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

                                                                Thirteen Weeks
                                                                     Ended
                                                              September 26, 1997
                                                              ------------------
Net sales:
     Sunrise, as previously reported                               $151,063
     DynaVox                                                          3,969
                                                                   --------
     Combined                                                      $155,032
                                                                   --------
                                                                   --------
Net income (loss):
     Sunrise, as previously reported                               $    345
     DynaVox                                                            524
                                                                   --------
     Combined                                                      $    869
                                                                   --------
                                                                   --------

4. COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) in the first quarter of fiscal year 1999. SFAS 130 establishes standards for reporting and presenting comprehensive income. Components of comprehensive income include net income and foreign currency translation adjustments. Comprehensive income (loss) was $7,728 and $(1,651) for the thirteen weeks ended October 2, 1998 and September 26, 1997, respectively.

5. NET INCOME PER SHARE

Net income per share has been computed in accordance with statements of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). Net income per share amounts shown for periods prior to adoption have been restated to conform with SFAS 128. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                Income        Shares       Per-Share
                                              (Numerator)  (Denominator)     Amount
                                              -----------  -------------   ---------
Basic EPS October 2, 1998
Net income                                     $  3,557       22,176       $   0.16
Effect of dilutive stock options (1)               --             97        --
                                              -----------  -------------   ---------
Diluted EPS                                    $  3,557       22,273       $   0.16
                                              -----------  -------------   ---------
                                              -----------  -------------   ---------

Basic EPS September 26, 1997
Net income                                     $    869       21,886       $   0.04
Effect of dilutive stock options (2)               --            289        --
                                              -----------  -------------   ---------
Diluted EPS                                    $    869       22,175       $   0.04
                                              -----------  -------------   ---------
                                              -----------  -------------   ---------


(1) 1,456,000 common share equivalents were not used to compute diluted earnings per share, as the effect was anti-dilutive.

(2) 805,000 common share equivalents were not used to compute diluted earnings per share, as the effect was anti-dilutive.

6.   CONTINGENCIES


The Securities and Exchange Commission (SEC) has entered a formal order of private investigation into the circumstances underlying the restatement of the company's 1995 and 1994 financial results. The company is cooperating fully with the SEC in its investigation.

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REPORTING UNITS

The company reports its results of operations by four groups: Home Healthcare Group (HHG), Continuing Care Group (CCG), DynaVox, and European Homecare.

RESULTS OF OPERATIONS

NET SALES

Net sales for the first quarter of fiscal year 1999 increased 6% over the comparable period in fiscal year 1998, with the impact from acquisitions and foreign currency translations negligible. Sales increased due to higher unit volumes, and to a lesser extent, new product introductions. All operating groups were profitable and contributed to the growth in sales and earnings during the quarter.

Sales for HHG, which include homecare operations in the United States, Canada, Mexico and Australia increased 5% to $83.7 million, compared to $80.1 million in the first quarter of 1998. The increase is primarily attributable to strong growth in mobility products. The group's performance was negatively impacted by delays in shipments of personal care products, due to the ramp up of operations in Mexico, resulting in high backlog at the end of the quarter. Respiratory products experienced a slight decline because of soft industry conditions in oxygen products.

CCG, which now combines globally all product lines that are sold to nursing homes and assisted living facilities, recorded sales of $20.0 million in the first quarter of 1999, an increase of 17% from sales of $17.1 million in the same period of 1998. While unit volumes were strong, the effects of continued competitive pricing pressure partially offset the effects of the volume increase.

DynaVox sales of $4.9 million in the first quarter of 1999 grew
23% from $4.0 million in the same period of the prior year. The increase in sales is primarily the result of the introduction of four new products during the quarter which include the DynaMyte 3100, DynaVox 3100 and new software for both Windows and MacIntosh system environments.

European Homecare sales grew 4% to $56.2 million in the first quarter of 1999 compared to $54.0 million in the first quarter of 1998. The U.K., Spain, France and European distribution divisions experienced solid growth over the prior year, while revenues in Germany declined. Germany's results were impacted by the divestitures of the respiratory disposables and air therapy rental businesses and by market pressures from reduced government spending.

EXPENSE AND PROFIT ANALYSIS

Key items as a percentage of net sales were:


                                             Thirteen Weeks Ended
                                        -------------------------------
                                        October 2,        September 26,
                                           1998               1997
                                        ---------         ------------
       Gross profit                       31.3%              32.9%
       Operating income                    6.2%               2.2%
       Interest expense                    2.5%               2.2%
       Net income                          2.2%               0.6%


Gross profit of $51.6 million in the first quarter of 1999 was $0.6 million below the $51.0 million recorded in the comparable period of 1998. Gross profit as a percentage of net sales decreased by 1.6% to 31.3%. Margins declined as a result of pricing pressures, product shifts to lower margin products and, to a lesser extent, higher freight costs to expedite backlog shipments.

Marketing, selling and administrative expenses decreased by 5% in the first quarter of 1999 compared to the prior year period, and declined as a percentage of net sales to 21.2% compared to 23.6% in the first quarter of 1998. The decrease represents a benefit from the company's leaner structure following its re-engineering program and successful implementation of a company wide spending reduction plan.

Expenses related to re-engineering, which was completed in June of 1998, were $4.6 million in the first quarter of 1998. These expenses are the costs incurred during the quarter with respect to the re-engineering and facilities consolidation.

Interest expense for the first quarter of 1999 was $4.0 million compared with $3.4 million in the first quarter of the prior year. Higher average borrowings and higher interest rates both contributed to the increase.

The effective tax rate of 51.4% in the first quarter of 1999 was higher than the rate of 39.7% in the same period of 1998 as the 1998 rate was impacted by the combination of DynaVox's first quarter tax rate.

Net income for the first quarter of 1999 was $3.6 million, or $0.16 per share, compared to net income of $0.9 million, or $0.04 per share, in the first quarter of 1998. Last year's earnings were impacted by re-engineering expenses of $4.6 million, or $0.13 per share after adjusting for taxes at a 40% marginal tax rate.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1999, the company's working capital increased by $17.1 million to $124.7 million primarily due to increased accounts receivable. The company invested $6.3 million in property and equipment during the quarter for the new plant in Mexico and plant expansion in Germany. Long-term debt increased by $19.1 million in the first quarter of fiscal 1999, approximately $6 million resulted from foreign exchange rate changes, $5 million in receivables growth and the remainder was used to reduce accounts payable and pay severance, completion bonus, and other accrued re-engineering expenses.

IMPACT OF INFLATION

Inflation did not have any significant effect on the company's operating results in the first quarter of fiscal 1999.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products in use around the world today are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements.

A corporate oversight task force is in operation at Sunrise to address Year 2000 issues. Milestones have been established and detailed plans are actively being implemented so that Sunrise products and internal computer, financial, manufacturing, research and other infrastructure systems are reviewed, and the necessary changes are addressed. Corporate and divisional staffs, including the company's internal auditors, are performing independent reviews and evaluations of equipment and systems to verify compliance. Additionally, Sunrise customer and supplier relationships are being reviewed to assess and address Year 2000 issues.

During 1998, all Sunrise information processing operations in the U.S. were consolidated onto two Year 2000 compliant system platforms from 10 original legacy systems. In Europe, the conversion of Sunrise operations to a common Year 2000 compliant system is complete in the U.K. and France, with the conversions for Germany, Spain and the outlying distribution companies scheduled to be completed by mid-calendar 1999.

The Company will evaluate all products manufactured and sold for Year 2000 compliance. Most products will not be affected due to the mechanical nature and the absence of date-dependent functions. Those products with date functions will be analyzed and tested by the company's engineering and quality assurance staff by mid-calendar 1999 to determine whether they will be in any way affected by the Year 2000 situation. While the company is taking numerous steps to ensure that all products are Year 2000 compliant and to make information on the Year 2000 readiness of Sunrise products available to its customers, there is no way to fully guarantee that the company will be completely successful in either case.

Also, Sunrise is requesting assurances from its major suppliers that they are addressing this issue and that products procured by Sunrise will function properly in the Year 2000. Certain critical suppliers have been unwilling to provide such assurances and do not expect to provide such assurances prior to the Year 2000. If necessary, substitute vendors will be located on an expedited basis. However, supplier failures could result in manufacturing delays and backlogs. In addition, many governmental agencies (including agencies which directly or indirectly provide funding for the purchase of products sold by Sunrise) and other third parties (such as telephone, electricity and other utility companies) may not be Year 2000 compliant. As a result, it is difficult for the company to assess the likelihood, or the impact on its business, of such entities' failure to be Year 2000 compliant.

The company anticipates that its systems, equipment and processes will be substantially Year 2000 compliant by the end of June 1999. The costs the company has incurred to date in connection with its Year 2000 compliance program do not have a material impact on its financial condition or results of operations. Based on the information currently available, the company estimates that its total costs will not be material. This estimate is based on information available at this time. New developments that occur could affect the company's estimate of the amount of time and costs necessary to become Year 2000 compliant. The company currently expects that the Year 2000 issue will not pose significant operational problems. However, delays in the company's remediation efforts, or a failure to timely identify all Year 2000 dependencies in the systems, equipment or processes of the company, its vendors, customers, financial institutions or other third parties could have material adverse consequences, including delays in the manufacture, delivery or sale of products. The company is in the process of developing contingency plans along with its remediation efforts for continuing operations in the event such problems arise, but no assurance can be given that the company will be fully successful in this regard.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). This statement changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS will be reflected in the company's 1999 Annual Report.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Adoption of these standards is not expected to have a material effect on the Company's financial position or results of operation.

FORWARD-LOOKING STATEMENTS

The company has made forward-looking statements in this Form 10-Q, including
(i) timing of the completion of the conversion of European computer systems. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) industry pricing pressures; (iii) the cost and availability of raw materials;
(iv) product development, commercialization and market acceptance risks; (v) reductions in government funding for products sold by the company; (vi) unfavorable governmental regulatory actions (such as by the FDA in the U.S.);
(vii) risks and uncertainties
associated with the company's international activities; (viii) year 2000 compliance issues; and (ix) other factors referenced in Securities and Exchange Commission filings of the company. The company disclaims any obligation to update any such factors or to announce publicly the result of any revision to any of the forward- looking statements contained in this Form 10-Q, or to make corrections to reflect future events or developments.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY FORWARD CONTRACTS. Although the majority of the company's transactions are in U.S. dollars, some transactions are based in various foreign currencies. The company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating costs denominated in foreign currencies. The purpose of entering into these contracts is to protect against economic losses associated with foreign exchange transactions. Gains and losses on the hedges offset a majority of the corresponding increases or decreases in the company's local currency operating costs. The contracts have maturity dates that do not normally exceed 12 months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction impacts earnings. The company does not purchase short-term forward exchange contracts for trading purposes.

As of October 2, 1998 the company had $72.1 million in foreign currency forward contracts, compared to $31.2 million as of July 3, 1998. The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts. As of October 2, 1998, the analysis indicated that such market movements would have resulted in a $5.9 million loss or foreign currency forward contracts outstanding. Comparatively, a $3.2 million loss on foreign currency forward contracts would have resulted assuming a 10% adverse movement in foreign exchange forward contract rates applied to hedging contracts at July 3, 1998. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and the company's actual exposures and hedges.

INTEREST RATE SWAPS. The company is exposed to interest rate risk through its variable interest rate borrowing activities. The company used interest rate swap agreements to minimize the impact of interest rate fluctuation on interest expense.

As of October 2, 1998 the company had the following interest rate swaps outstanding:

                             CONTRACT    WEIGHTED AVERAGE    UNREALIZED
                              AMOUNT       INTEREST RATE     GAIN (LOSS)
                             --------    ----------------    -----------
                            U.S. DOLLAR EQUIVALENT AMOUNTS (IN MILLIONS)
U.S. Dollar                   $ 30.0            5.63%           $(0.5)
French Franc                    64.3            5.78%            (2.0)
German Deutsche Mark            50.4            4.93%            (0.7)
                              ------                           ------
                              $144.7                            $(3.2)
                              ------                           ------
                              ------                           ------

The interest rate swaps mature at varying dates from February 1999 through April 2001.

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:
     Number            Description
     --------          -----------
        3.1     Certificate of Incorporation of the company and amendments thereto. (a)

        3.2 Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III - Liability of Director to the Corporation." (b)

        3.3     Amended and Restated Bylaws, as of April 29, 1997. (c)

        4.1     Amended and Restated Shareholders' Rights Agreement dated May
                16, 1997. (d)

        10.17 Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.(e)

        10.18 Note Purchase Agreement dated as of October 1, 1997 for $50 million 7.09% Series A Senior Notes Due October 28, 2004 and for
                $50 million 7.25% Series B Senior Notes Due October 28, 2007.
                (e)

        10.21   Second Amendment to the Third Amended and Restated Credit
                Agreement and Waiver dated as of August 26, 1998 among Sunrise
                Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.

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

        (e) Incorporated herein by reference to the company's Form 10-Q for the quarter ended September 26, 1997.


(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended October 2, 1998.

                    SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUNRISE MEDICAL INC.



Date: November 16, 1998                     /s/  Ted N. Tarbet
                                            --------------------------------
                                                 Ted N. Tarbet
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Date: November 16, 1998                     /s/   John M. Radak
                                            -------------------------------
                                                  John M. Radak
                                            Vice President and Controller
                                            (Principal Accounting Officer)