Form 10-Q
period 1999-01-01
SUNRISE MEDICAL INC
filed 1999-02-11
CIK 720577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the quarterly period ended January 1, 1999

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


As of January 28, 1999, the company had 22,198,418 outstanding shares of $1 par value common stock.

                   SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                    INDEX


Part I.  Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets as of January 1, 1999 and
         July 3, 1998                                                                                   3

         Condensed consolidated statements of operations for the thirteen and
         twenty-six weeks ended January 1, 1999 and December 26, 1997                                   4

         Condensed consolidated statements of cash flows for the twenty-six weeks
         ended January 1, 1999 and December 26, 1997                                                    5

         Notes to condensed consolidated financial statements                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                          9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                     14


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                              16

Signatures                                                                                             18


ITEM 1.  FINANCIAL STATEMENTS

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                          January 1,              July 3,
ASSETS                                                                                       1999                  1998
------                                                                            ------------------------------------------
                                                                                        (Unaudited)
Current assets:
      Cash and cash equivalents                                                           $    1,217             $       931
      Trade receivables, net                                                                 136,247                 121,967
      Installment receivables, net                                                            14,061                  12,329
      Income tax refunds receivable                                                                -                   4,013
      Inventories                                                                             92,143                  94,589
      Deferred income taxes                                                                   18,523                  19,288
      Other current assets                                                                     6,975                   3,622
                                                                                           ---------               ---------
           Total current assets                                                              269,166                 256,739
      Property and equipment, net                                                             88,012                  85,804
      Goodwill and other intangible assets, net                                              267,521                 266,815
      Other assets, net                                                                        9,126                   6,947
                                                                                           ---------               ---------
Total assets                                                                                $633,825                $616,305
                                                                                           ---------               ---------
                                                                                           ---------               ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Current installments of long-term debt                                              $    5,235              $    3,753
      Trade accounts payable                                                                  46,528                  48,723
      Accrued compensation and other expenses                                                 88,088                  93,890
      Income taxes payable                                                                     3,917                   2,794
                                                                                           ---------               ---------
            Total current liabilities                                                        143,768                 149,160

Long-term debt, less current installments                                                    201,290                 188,029
Deferred income taxes                                                                          8,645                   6,456
Stockholders' equity:
      Preferred stock, $1 par. Authorized 5,000 shares; none issued                                -                       -
      Common stock, $1 par. Authorized 40,000 shares; 22,198 and 22,151 shares,
        respectively, issued and outstanding                                                  22,198                  22,151
Additional paid-in capital                                                                   203,556                 203,346
Retained earnings                                                                             52,367                  46,994
Accumulated other comprehensive income                                                         2,001                     169
                                                                                           ---------               ---------
      Total stockholders' equity                                                             280,122                 272,660
                                                                                           ---------               ---------
Total liabilities and stockholders' equity                                                  $633,825                $616,305
                                                                                           ---------               ---------
                                                                                           ---------               ---------


     (See accompanying notes to condensed consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                              Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                                     ---------------------------------------- --------------------------------------
                                                       January 1, 1999    December 26, 1997     January 1, 1999    December 26, 1997
                                                     -------------------- ------------------- -------------------- -----------------
                                                                   (Unaudited)                              (Unaudited)
Net sales                                                    $163,460             $169,089            $328,255             $324,121
Cost of sales                                                 112,556              115,962             225,774              220,035
                                                              -------              -------             -------              -------
Gross profit                                                   50,904               53,127             102,481              104,086

Marketing, selling and administrative expenses                 37,297               40,464              72,209               77,077
Research and development                                        4,938                4,114               9,347                8,303
Re-engineering expenses                                             -                7,043                   -               11,678
Amortization of goodwill and other intangibles                  2,123                2,104               4,246                4,149
                                                             --------             --------           ---------            ---------

Operating income (loss)                                         6,546                 (598)             16,679                2,879
                                                             --------             --------          ----------              -------

Other (expense) income:

     Interest expense                                          (3,910)              (4,024)             (7,945)              (7,435)
     Interest income and other, net                             1,143                6,435               2,364                7,811
                                                             --------            ---------           ---------            ---------
                                                               (2,767)               2,411              (5,581)                 376
                                                             ---------           ---------           ----------          ----------

Income before income taxes                                      3,779                1,813              11,098                3,255
Income taxes                                                    1,963                  885               5,725                1,458
                                                            ---------           ----------           ---------            ---------

Net income                                                 $    1,816          $       928          $    5,373           $    1,797
                                                            ---------           ----------           ---------            ---------
                                                            ---------           ----------           ---------            ---------

Basic earnings per share                                   $     0.08          $      0.04          $     0.24           $     0.08
                                                            ---------           ----------           ---------            ---------
                                                            ---------           ----------           ---------            ---------

Weighted average number of shares outstanding                  22,197               21,962              22,187               21,924
                                                            ---------           ----------           ---------            ---------
                                                            ---------           ----------           ---------            ---------

Diluted earnings per share                                $      0.08          $      0.04          $     0.24           $     0.08
                                                            ---------           ----------           ---------            ---------
                                                            ---------           ----------           ---------            ---------

Weighted average number of shares outstanding                  22,326               22,301              22,297               22,236
                                                            ---------           ----------           ---------            ---------
                                                            ---------           ----------           ---------            ---------


     (See accompanying notes to condensed consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                       Twenty-six Weeks Ended
                                                                            ----------------------------------------------
                                                                                  January 1,            December 26,
                                                                                     1999                   1997
                                                                            ----------------------- ----------------------
                                                                                             (Unaudited)
Cash flows from operating activities:
      Net income                                                                     $  5,373                 $ 1,797
      Depreciation and amortization                                                     8,219                   8,564
      Amortization of goodwill and other intangibles                                    4,246                   4,149
      Other non-cash items                                                              2,860                  (8,525)
Changes in assets and liabilities:
      Receivables, net                                                                (14,972)                 (7,366)
      Inventories                                                                       3,428                  (4,531)
      Other assets                                                                     (4,553)                  4,792
      Income taxes                                                                      4,923                  (2,669)
      Accounts payable and other liabilities                                           (8,822)                  7,668
                                                                                      -------                 -------
Net cash provided by operating activities                                                 702                   3,879
                                                                                     --------                 -------

Cash flows from investing activities:
      Purchase of property and equipment                                               (8,948)                 (4,771)
                                                                                      -------                 -------
Net cash used for investing activities                                                 (8,948)                 (4,771)
                                                                                      -------                 -------

Cash flows from financing activities:
      Borrowings (repayments) of long-term debt, net                                    9,838                  (1,260)
      Proceeds from issuance of common stock                                              257                   1,759
                                                                                    ---------                 -------
Net cash provided by financing activities                                              10,095                     499
                                                                                      -------                --------

Effect of exchange rate changes on cash                                                (1,563)                   (448)
                                                                                     --------                --------

Net increase (decrease) in cash and cash equivalents                                      286                    (841)
Cash and cash equivalents at beginning of period                                          931                   4,223
                                                                                    ---------                 -------

Cash and cash equivalents at end of period                                          $   1,217                $  3,382
                                                                                    ---------                 -------
                                                                                    ---------                 -------


     (See accompanying notes to condensed consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended July 3, 1998, filed by Sunrise Medical Inc. (the company) with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of January 1, 1999 and for the thirteen week and twenty-six week periods ended January 1, 1999 and December 26, 1997 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  INVENTORIES

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                                   January 1,           July 3,
                                                      1999               1998
                                                    --------            -------
              Raw material                          $41,476             $42,634
              Work-in-progress                       13,792              12,588
              Finished goods                         36,875              39,367
                                                     ------              ------
                                                    $92,143             $94,589
                                                     ------              ------
                                                     ------              ------


Interim period inventory classifications involve a degree of estimation due to the timing of physical inventories throughout the fiscal year.

3.  ACQUISITIONS AND MERGERS

On April 13, 1998 the company issued 2.7 million shares of its common stock for all outstanding common stock of DynaVox, a manufacturer of speech augmentation devices. This business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of DynaVox.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.


                                                                            Thirteen Weeks           Twenty-six Weeks
                                                                           Ended December 26,       Ended December 26,
                                                                                 1997                      1997
                                                                        -------------------------------------------------
           Net sales:
                     Sunrise, as previously reported                            $165,346                 $316,409
                     DynaVox                                                       3,743                    7,712
                                                                                --------                 --------
                     Combined                                                   $169,089                 $324,121
                                                                                --------                 --------
                                                                                --------                 --------
           Net income:
                     Sunrise, as previously reported                            $    431                      776
                     DynaVox                                                         497                    1,021
                                                                                --------                 --------
                     Combined                                                   $    928                 $  1,797
                                                                                --------                 --------
                                                                                --------                 --------


4.  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) in the first quarter of fiscal year 1999. SFAS 130 establishes standards for reporting and presenting comprehensive income. Components of comprehensive income (loss) include net income and foreign currency translation adjustments. The company's comprehensive income (loss) was as follows:



                                                          Thirteen Weeks Ended                       Twenty-Six Weeks Ended
                                                   Jan. 1, 1999        Dec. 26, 1997             Jan. 1 1999        Dec. 26, 1997
                                                   ------------        -------------             -----------        -------------
Net income                                             $ 1,816               $   928               $5,373                $1,797
Foreign currency translation                            (2,339)                2,253                1,832                  (267)
                                                        -------              -------               -------               -------
Comprehensive income (loss)                            $  (523)              $ 3,181               $7,205                $1,530
                                                        -------              -------               -------               -------
                                                        -------              -------               -------               -------


5.  EARNINGS PER SHARE (EPS)

In accordance with statements of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), the following is a reconciliation of the numerators and denominators of the basis and diluted EPS.


                                                     Thirteen Weeks Ended                       Twenty-Six Weeks Ended
                                                   Jan. 1, 1999        Dec. 26, 1997             Jan. 1 1999        Dec. 26, 1997
                                                   ------------        -------------             -----------        -------------
Basic:
Weighted average number of
  shares outstanding                                    22,197                21,962               22,187               21,924

Net income                                              $1,816                 $ 928               $5,373               $1,797

Basic earnings per share                                $ 0.08                 $0.04               $ 0.24               $ 0.08



                                                         Thirteen Weeks Ended                        Twenty-Six Weeks Ended
                                                   Jan. 1, 1999        Dec. 26, 1997             Jan. 1 1999        Dec. 26, 1997
                                                   ------------        -------------             -----------        -------------
Diluted:

Weighted average number of shares
 outstanding                                            22,197                21,962               22,187                 21,924
Dilutive effect of stock   options (1), (2)                129                   339                  110                    312
                                                      ---------             ---------             --------              ---------
Weighted  average number of shares  assuming
 dilution                                               22,326                22,301               22,297                 22,236
Net income                                              $1,816                 $ 928               $5,373                 $1,797
Diluted earnings per share                              $ 0.08                 $0.04               $ 0.24                 $ 0.08


(1) 1,352,000 and 773,000 common share equivalents were not used to compute diluted earnings per share for the thirteen weeks ended January 1, 1999 and December 26, 1997, respectively, as the effect was antidilutive.

(2) 1,402,000 and 789,000 common share equivalents were not used to compute diluted earnings per share for the twenty six weeks ended January 1, 1999 and December 26, 1997, respectively, as the effect was antidilutive.

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

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REPORTING UNITS

The company reports its results of operations by four groups: Home Healthcare Group (HHG), European Homecare, Continuing Care Group (CCG) and DynaVox.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JANUARY 1, 1999 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 26, 1997

NET SALES

Net sales for the second quarter of fiscal 1999 were $163.5 million compared to $169.1 million in the comparable period of fiscal 1998, with the impact from acquisitions and foreign currency translations negligible. The decrease in sales is the result of the timing of the quarter end, whereby there were fewer shipping days in the current year quarter versus the prior year.

HHG's sales, which include homecare operations in the United States, Canada, Mexico and Australia, decreased 1% in the second quarter of 1999 to $86.6 million, compared to $87.5 million in the second quarter of 1998. Increased sales of mobility products were more than offset by declines in personal care and respiratory products. Personal care product shipments were impacted by limitations at the company's Mexico facility, resulting in a buildup in backlog at quarter's end. The decline in respiratory product sales is due to industry softness in this market as a result of decreased government reimbursement rates.

European Homecare sales were $52.0 million in the second quarter of 1999 compared to $57.5 million in the second quarter of 1998, a decrease of 10%. Western Europe, which includes Spain and France Homecare, experienced sales growth, but was offset by overall sales declines in Northern Europe, attributable to delays in new product launches, and Central Europe, due to reimbursement changes. Export sales were negatively impacted by the strong pound sterling.

CCG, which combines globally all product lines that are sold to nursing homes and assisted living facilities, posted sales of $19.3 million in the second quarter of 1999, a decline of 7% from sales of $20.8 million in the comparable period of 1998. The decline is primarily attributable to a decrease in sales volume to one major customer. In addition, construction emphasis is shifting from nursing home construction to assisted living facilities. Sales to assisted living facilities grew 228% this quarter, but from a small base.

DynaVox sales advanced 49% to $5.6 million in the second quarter of 1999 compared to $3.7 million in the same period of the prior year. The increase is attributable to sales of new products, including the DynaVox 3100, DynaMyte 3100 and software for both Windows and MacIntosh system environments, introduced in the first quarter of 1999.

EXPENSE AND PROFIT ANALYSIS


                                            Thirteen Weeks Ended
                            --------------------------------------------------
                                   January 1,                December 26,
                                      1999                       1997
                            -------------------------- -----------------------
Gross profit                            31.1%                   31.4%
Operating income (loss)                  4.0%                   (0.4%)
Interest expense                         2.4%                    2.4%
Net income                               1.1%                    0.5%


Despite the decline in sales, gross profit as a percentage of net sales for the second quarter of 1999 decreased only 0.3% from the second quarter of fiscal 1998, primarily as a result of higher freight costs to expedite shipments and lower production volumes, offset by lower material costs.

Marketing, selling and administrative expenses decreased by 8% in the second quarter of 1999 compared to the prior year period, and declined as a percentage of sales to 22.8% compared to 23.9% in the second quarter of 1998. The decrease is a continuation of the first quarter trend of good control over operating expenses, and also represents a positive benefit from re-engineering efforts.

Research and development expenses increased to $4.9 million, representing 3% of net sales, from $4.1 million in the prior year, or 2.4% of sales, as the company focuses resources on more sophisticated new products.

Expenses related to re-engineering, which was completed in June of 1998, were $7.0 million in the second quarter of 1998. These expenses were the costs incurred during the quarter with respect to the re-engineering and facilities consolidation.

Interest and other income, net in the prior year second quarter includes a favorable settlement of a patent infringement litigation and a gain on the sale of property in the U.K, totaling approximately $4.9 million, pre-tax.

The effective tax rate of 51.9% in the second quarter of 1999 was comparable to 49.0% in the same period of 1998.

Net income for the second quarter 1999 was $1.8 million, or $0.08 per share, compared to net income of $0.9 million, or $0.04 per share in the second quarter of 1998. Last year's earnings were impacted by non-recurring re-engineering expenses and other income items that had a net negative impact of $2.1 million before taxes, or $0.06 per share after adjusting for taxes.

TWENTY-SIX WEEKS ENDED JANUARY 1, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED DECEMBER 26, 1997

NET SALES

Net sales for the first half of fiscal 1999 were $328.3 million compared to $324.1 million in the comparable period of 1998, an increase of 1%, with the impact from acquisitions and foreign currency translations negligible.

HHG's sales increased 2% in the first half of 1999 to $170.3 million, compared to $167.4 million in the first half of 1998. The increase is primarily attributable to growth in mobility products. The group's performance was negatively impacted by continuing production problems in Mexico, exacerbated by the holiday shutdown and success of the recently introduced Breezy 100 wheelchair, causing an increase in backlog of personal care products. The unfavorable industry conditions in oxygen products, brought about by the Balanced Budget Act, resulted in a sales decline in respiratory products.

European Homecare sales declined 3% to $108.1 compared to $111.5 million in the first half of fiscal 1998. Spain, France Homecare and the Central Europe distribution divisions all had sales growth, while revenues in the U.K. declined due to soft market conditions and Germany was impacted by reimbursement changes.

CCG sales increased 3% to $39.3 million in the first half of 1999, compared to $38.0 in the comparable period of 1998. The increase is attributable to strong shipments in the first quarter, offset by softness in the second quarter.

DynaVox sales of $10.5 million represent a 36% growth over $7.7 million in sales during the first half of 1998, as a result of similar trends to those described above for the second quarter, namely new product introductions.

EXPENSE AND PROFIT ANALYSIS


                                               Twenty-six Weeks Ended
                                ------------------------------------------------
                                       January 1,                December 26,
                                          1999                      1997
                                -------------------------- ---------------------
Gross profit                                31.2%                   32.1%
Corporate operating income                   5.1%                    0.9%
Interest expense                             2.4%                    2.3%
Net income                                   1.6%                    0.6%


Gross profit as a percentage of net sales decreased by 0.9% compared to the first half of the prior year. Margins were negatively impacted by higher freight costs to expedite backlog shipments and lower production volumes.

Marketing, selling and administrative expenses were 22.0% of net sales in the first half of 1999 compared to 23.8% the prior year period, a decline of 1.8%. The decrease represents the benefits the re-engineering program and the leaner structure of the company.

Research and development expenses increased in the first half of 1999 to $9.3 million, 2.8% of net sales, compared to $8.3 million, or 2.6% of net sales in the same period of 1998. This increase reflects the company's investment in new products to improve sales and margins.

In the first half of 1998, re-engineering expenses totaled $11.7 million. The same items as described previously for the second quarter are also included in the year-to-date amount.

The change in interest income and other, net from the prior year relates primarily to a favorable settlement of a patent infringement lawsuit and a gain on the sale of property in the U.K reported in the second quarter of 1998.

The effective tax rate of 51.6% in the first half of 1999 was higher than the rate of 44.8% in the same period of 1998 as the 1998 rate was impacted by DynaVox's earnings, which represented a larger portion of net income and were taxed at a lower rate. The effective tax rate is greater than the expected statutory rate due to the effect of amortization of non-deductible goodwill.

Net income was $5.4 million, or $0.24 per share, compared to net income of $1.8 million, or $0.08 per share in the same period of the prior year. Last year's earnings were impacted by $6.8 million or $0.18 per share, net non-recurring expense and income items described above for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1999, the company's working capital increased by $17.8 million to $125.4 million primarily due to increased accounts receivable. The company invested $8.9 million in property and equipment, including the new facility in Mexico and a plant expansion in Germany. The company borrowed $9.8 million in long-term debt, net of a $2.9 million pay down in the second quarter.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statements of Cash Flows that are different from the changes reflected in the balance sheet captions.

IMPACT OF INFLATION

Inflation did not have a significant effect on the company's operating results in the first half of fiscal 1999.

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

The company is evaluating all products manufactured and sold for Year 2000 compliance. Most products will not be affected due to the mechanical nature and the absence of date-dependent functions. Those products with date functions will be analyzed and tested by the company's engineering and quality assurance staff by mid-calendar 1999 to determine whether they will be in any way affected by the Year 2000 situation. While the company is taking numerous steps to ensure that all products are Year 2000 compliant and to make information on the Year 2000 readiness of Sunrise products available to its customers, there is no way to fully guarantee that the company will be completely successful in either case.

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

The company anticipates that its systems, equipment and processes will be substantially Year 2000 compliant by the end of June 1999. The costs the company has incurred to date in connection with its Year 2000 compliance program have not had a material impact on its financial condition or results of operations. Based on the information currently available, the company estimates that its total cost will not be material. This estimate is based on information available at this time. New developments that occur could affect the company's estimate of the amount of time and costs necessary to become Year 2000 compliant. The company currently expects that the Year 2000 issue will not pose significant operational problems. However, delays in the company's remediation efforts, or a failure to timely identify all Year 2000 dependencies in the systems, equipment or processes of the company, its vendors, customers, financial institutions or other third parties could have material adverse consequences, including delays in the manufacture, delivery or sale of products. The company is in the process of developing contingency plans along with its remediation efforts for continuing operations in the event such problems arise, but no assurance can be given that the company will be fully successful in this regard. The information about the Year 2000 status of Sunrise Medical Inc. and its subsidiaries is believed to be accurate, but is presented for information purposes only, and is not a contractual commitment or modification of any contract that may exist between Sunrise and any third party.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The statement changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 will be reflected in the company's 1999 Annual Report.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities: (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Adoption of these standards is not expected to have a material effect on the company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

The company has made forward-looking statements in this Form 10-Q, including
(i) timing of the completion of the conversion of European computer systems. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) industry pricing pressures; (iii) the cost and availability of raw materials;
(iv) product development, commercialization and market acceptance risks; (v) reductions in government funding for products sold by the company; (vi) unfavorable governmental regulatory actions (such as by the FDA in the U.S.);
(vii) risks and uncertainties associated with the company's international activities; (viii) year 2000 compliance issues; and (ix) other factors referenced in this and other Securities and Exchange Commission filings of the company. The company disclaims any obligation to update any such factors or to announce publicly the result of any revision to any of the forward-looking statements contained in this Form 10-Q, or to make corrections to reflect future events or developments.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY FORWARD CONTRACTS. Although the majority of the company's transactions are in U.S. dollars, some transactions are based in various foreign currencies. The company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating costs denominated in foreign currencies. The purpose of entering into these contracts is to protect against economic losses associated with foreign exchange transactions. Gains and losses on the hedges offset a majority of the increases or decreases in the company's local currency operating costs in the corresponding periods. The contracts have maturity dates that do not normally exceed 12 months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction impacts earnings. The company does not purchase short-term forward exchange contracts for trading purposes.

As of January 1, 1999 the company had $41.9 million in foreign currency forward contracts compared to $31.8 million as of July 3, 1998. The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts. As of January 1, 1999, the analysis indicated that such market movements would have resulted in a $3.5 million loss on foreign currency forward contracts outstanding. Comparatively, a $3.2 million loss on foreign currency forward contracts would have resulted assuming a 10% adverse movement in foreign exchange rates applied to hedging contracts at July 3, 1998. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and the company's actual exposures and hedges.

INTEREST RATE SWAPS. The company is exposed to interest rate risk through its variable interest rate borrowing activities. The company used interest rate swap agreements to minimize the impact of interest rate fluctuation on interest expense.

As of January 1, 1999 the company had the following interest rate swaps outstanding:


                         Contract     Weighted Average    Unrealized
                          Amount       Interest Rate      Gain (loss)
                        ----------------------------------------------
                        U.S. Dollar Equivalent Amounts (in millions)
U.S. Dollar                 $ 30.0         5.63%            $(0.3)
French Franc                  63.4         5.76%             (1.8)
German Deutsche Mark          49.7         4.93%             (0.7)
                             -----                           -----
                            $143.1                          $(2.8)
                             -----                           -----
                             -----                           -----


The interest rate swaps mature at varying dates from February 1999 through April 2001.

                              SUNRISE MEDICAL INC.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its Annual Meeting of Stockholders on November 20, 1998. The following eight directors were elected for a one-year term. The manner in which the shares represented at the meeting were voted in the election of each director is detailed below.


                                          Voted            Withheld/
                                           For             Abstained
                                       ----------          ---------
             Richard H. Chandler       18,960,780           292,790
             Lee A. Ault III           18,986,005           267,565
             Michael N. Hammes         18,973,827           279,743
             Murray H. Hutchison       18,983,018           270,552
             William L. Pierpoint      18,983,673           269,897
             Joseph Stemler            18,984,521           269,049
             John R. Woodhull          18,985,952           267,618


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:
       Number                     Description
      --------                    -----------
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


        10.21  Second Amendment to the Third Amended and Restated Credit
               Agreement and Waiver dated as of August 26, 1998 among Sunrise
               Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.(f)

          27   Financial Data Schedule.

---------------------------


(a) Incorporated herein by reference to the company's Registration Statement No. 2- 86314.

(b) Incorporated herein by reference to the company's 1987 Definitive Proxy Statement.

(c) Incorporated herein by reference to the company's Form 10-K for the year ended June 28, 1997.

(d)      Incorporated herein by reference to the company's Form 8-K dated
         May 16, 1997.

(e) Incorporated herein by reference to the company's Form 10-Q dated November 10, 1997.

(f) Incorporated herein by reference to the company's Form 10-Q dated November 16, 1998.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended January 1, 1999.

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUNRISE MEDICAL INC.



Date: February 4, 1999                  /s/  Ted N. Tarbet
                                       -------------------------------------
                                              Ted N. Tarbet
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date: February 4, 1999                  /s/   John M. Radak
                                       -------------------------------------
                                              John M. Radak
                                       Vice President and Controller
                                       (Principal Accounting Officer)