Form 10-Q
period 1999-04-02
SUNRISE MEDICAL INC
filed 1999-05-17
CIK 720577

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 2, 1999

                                      OR

_        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


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

As of May 7, 1999, the company had 22,203,633 outstanding shares of $1 par value common stock.

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                      INDEX

Part I.   Financial Information

Item 1.   Financial Statements

          Condensed consolidated balance sheets as of April 2, 1999 and            3
          July 3, 1998

          Condensed consolidated statements of operations for the thirteen and     4
          thirty-nine weeks ended April 2, 1999 and March 27, 1998

          Condensed consolidated statements of cash flows for the thirty-nine      5
          weeks ended April 2, 1999 and March 27, 1998

          Notes to condensed consolidated financial statements                     6

Item 2.   Management's Discussion and Analysis of Financial Condition and          8
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosure about Market Risk               14

Part II.  Other Information

Item 4.   Exhibits and Reports on Form 8-K                                        16

          Signatures                                                              18

ITEM 1.  FINANCIAL STATEMENTS

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      April 2,      July 3,
ASSETS                                                                  1999         1998
------                                                              -----------    ----------
Current assets:                                                     (Unaudited)
   Cash and cash equivalents                                         $   1,504     $     931
   Trade receivables, net                                              133,832       121,967
   Installment receivables, net                                         18,855        12,329
   Income tax refunds receivable                                             -         4,013
   Inventories                                                          89,207        94,589
   Deferred income taxes                                                15,890        19,288
   Other current assets                                                  6,256         3,622
                                                                     ---------     ---------
      Total current assets                                             265,544       256,739
Property and equipment, net                                             86,924        85,804
Goodwill and other intangible assets, net                              257,706       266,815
Other assets, net                                                       10,072         6,947
                                                                     ---------     ---------
Total assets                                                         $ 620,246     $ 616,305
                                                                     ---------     ---------
                                                                     ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current installments of long-term debt                            $   5,456     $   3,753
   Trade accounts payable                                               59,086        59,638
   Accrued compensation and other liabilities                           71,162        82,975
   Income taxes payable                                                  3,708         2,794
                                                                     ---------     ---------
      Total current liabilities                                        139,412       149,160

Long-term debt, less current installments                              196,270       188,029
Deferred income taxes                                                    6,981         6,456
Stockholders' equity:
   Preferred stock, $1 par. Authorized 5,000 shares; none issued             -             -
   Common stock, $1 par. Authorized 40,000 shares; 22,204 and
   22,151 shares, respectively, issued and outstanding                  22,204        22,151
Additional paid-in capital                                             203,594       203,346
Retained earnings                                                       54,146        46,994
Accumulated other comprehensive (loss) income                           (2,361)          169
                                                                     ---------     ---------
Total stockholders' equity                                             277,583       272,660
                                                                     ---------     ---------
Total liabilities and stockholders' equity                           $ 620,246     $ 616,305
                                                                     ---------     ---------
                                                                     ---------     ---------

    (See accompanying notes to condensed consolidated financial statements)

                       SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Thirteen Weeks Ended                   Thirty-nine Weeks Ended
                                                          ------------------------------------    ----------------------------------
                                                           April 2, 1999     March 27, 1998        April 2, 1999     March 27, 1998
                                                          ----------------- ------------------    ----------------- ----------------
                                                                      (Unaudited)                            (Unaudited)
Net sales                                                    $169,715           $164,415             $497,970         $488,536
Cost of sales                                                 119,967            112,102              345,741          332,137
                                                           ----------         ----------           ----------       ----------
Gross profit                                                   49,748             52,313              152,229          156,399

Marketing, selling and administrative expenses                 35,440             36,173              107,649          113,250
Research and development                                        5,222              4,200               14,569           12,503
Re-engineering expenses                                             -              5,307                    -           16,985
Amortization of goodwill and other intangibles                  2,133              2,124                6,379            6,273
                                                           ----------         ----------           ----------       ----------
Operating income                                                6,953              4,509               23,632            7,388
                                                           ----------         ----------           ----------       ----------
Other (expense) income:
     Interest expense                                          (4,239)            (3,641)             (12,184)         (11,076)
     Interest income and other, net                               746                832                3,110            8,643
                                                           ----------         ----------           ----------       ----------
                                                               (3,493)            (2,809)              (9,074)          (2,433)
                                                           ----------         ----------           ----------       ----------
Income before income taxes                                      3,460              1,700               14,558            4,955
Income taxes                                                    1,681              1,798                7,406            3,256
                                                           ----------         ----------           ----------       ----------
Net income (loss)                                          $    1,779         $      (98)          $    7,152       $    1,699
                                                           ----------         ----------           ----------       ----------
                                                           ----------         ----------           ----------       ----------
Basic earnings per share                                   $     0.08         $        -           $     0.32       $     0.08
                                                           ----------         ----------           ----------       ----------
                                                           ----------         ----------           ----------       ----------
Basic weighted average number of shares outstanding            22,202             22,020               22,192           21,956
                                                           ----------         ----------           ----------       ----------
                                                           ----------         ----------           ----------       ----------
Diluted earnings per share                                 $     0.08         $        -           $     0.32       $     0.08
                                                           ----------         ----------           ----------       ----------
                                                           ----------         ----------           ----------       ----------
Diluted weighted average number of shares outstanding          22,245             22,020               22,257           22,262
                                                           ----------         ----------           ----------       ----------
                                                           ----------         ----------           ----------       ----------

    (See accompanying notes to condensed consolidated financial statements)

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Thirty-nine Weeks Ended
                                                               -------------------------------------------
                                                                    April 2,              March 27,
                                                                      1999                  1998
                                                               -------------------- ----------------------
                                                                              (Unaudited)
Cash flows from operating activities:
     Net income                                                       $  7,152             $  1,699
     Depreciation and amortization                                      12,247               12,500
     Amortization of goodwill and other intangibles                      6,379                6,273
     Other non-cash items                                                3,797                2,697
Changes in assets and liabilities:
     Trade receivables, net                                            (12,375)              (9,884)
     Installment receivables, net                                       (8,899)               3,520
     Inventories                                                         4,890              (11,150)
     Other assets                                                       (1,994)              (6,279)
     Income taxes                                                        5,031                4,780
     Accounts payable and other liabilities                             (9,136)              11,020
                                                                     ---------             --------
Net cash provided by operating activities                                7,092               15,176
                                                                     ---------             --------
Cash flows from investing activities:
     Purchase of property and equipment                                (14,003)              (5,115)
                                                                     ---------             --------
Net cash used for investing activities                                 (14,003)              (5,115)
                                                                     ---------             --------
Cash flows from financing activities:
     Proceeds from long-term borrowings                                 66,949              193,365
     Principal payments on long-term borrowings                        (57,161)            (204,716)
     Proceeds from issuance of common stock                                301                2,010
                                                                     ---------             --------
Net cash provided by (used for) financing activities                    10,089               (9,341)
                                                                     ---------             --------
Effect of exchange rate changes on cash                                 (2,605)              (1,840)
                                                                     ---------             --------
Net increase (decrease) in cash and cash equivalents                       573               (1,120)
Cash and cash equivalents at beginning of period                           931                4,223
                                                                     ---------             --------
Cash and cash equivalents at end of period                           $   1,504             $  3,103
                                                                     ---------             --------
                                                                     ---------             --------

     (See accompanying notes to condensed consolidated financial statements)

                        SUNRISE MEDICAL INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The information contained in the consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended July 3, 1998, filed by Sunrise Medical Inc. (the company) with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements as of April 2, 1999 and for the thirteen week and thirty-nine week periods ended April 2, 1999 and March 27, 1998 include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

2.  INVENTORIES

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following (in thousands):

                                    April 2, 1999          July 3, 1998
                                    -------------          ------------
       Raw material                    $39,660                $42,634
       Work-in-progress                 11,478                 12,588
       Finished goods                   38,069                 39,367
                                       -------                -------
                                       $89,207                $94,589
                                       -------                -------
                                       -------                -------

3.  ACQUISITIONS AND MERGERS

On April 13, 1998 the company issued 2.7 million shares of its common stock for all outstanding common stock of Sentient Systems Technology Inc. (now DynaVox Systems), a manufacturer of speech augmentation devices. This business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of DynaVox.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                               Thirteen Weeks           Thirty-nine Weeks
                                            Ended March 27, 1998       Ended March 27, 1998
                                            --------------------       --------------------
Net sales:
    Sunrise, as previously reported                 $160,426                  $476,834
    Dynavox                                            3,989                    11,702
                                                   ---------                  --------
    Combined                                        $164,415                   488,536
                                                   ---------                  --------
                                                   ---------                  --------
Net (loss) income:
    Sunrise, as previously reported                $    (589)                 $    187
    DynaVox                                              491                     1,512
                                                   ---------                  --------
    Combined                                       $     (98)                 $  1,699
                                                   ---------                  --------
                                                   ---------                  --------

4.  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) in the first quarter of fiscal year 1999. SFAS 130 establishes standards for reporting and presenting comprehensive income. Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments. The company's comprehensive income
(loss) was as follows:

                                                    Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                               -------------------------------    --------------------------------
                                               April 2, 1999    March 27, 1998    April 2, 1999     March 27, 1998
                                               -------------    --------------    -------------     --------------
Net income (loss)                                 $ 1,779          $   (98)          $7,152             $1,699
Foreign currency translation (loss)                (4,362)          (1,188)          (2,530)            (1,455)
                                                  -------          -------           ------             ------
Comprehensive (loss) income                       $(2,583)         $(1,286)          $4,622             $  244
                                                  -------          -------           ------             ------
                                                  -------          -------           ------             ------

5.   EARNINGS PER SHARE (EPS)

In accordance with statements of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), the following is a reconciliation of the denominators of the basic and diluted EPS.

                                                    Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                               -------------------------------    --------------------------------
                                               April 2, 1999    March 27, 1998    April 2, 1999     March 27, 1998
                                               -------------    --------------    -------------     --------------
Weighted average number of shares outstanding       22,202           22,020           22,192             21,956
Dilutive stock options (1), (2)                         43                -               65                306
                                                 ---------       ----------        ---------           --------
Weighted average number of shares assuming
dilution                                            22,245           22,020           22,257             22,262
                                                 ---------       ----------        ---------           --------
                                                 ---------       ----------        ---------           --------

(1) 1,954,000 and 1,307,000 common share equivalents were not used to compute diluted earnings per share for the thirteen weeks ended April 2, 1999 and March 27, 1998, respectively, as the effect was antidilutive.

(2) 1,872,000 and 1,302,000 common share equivalents were not used to compute diluted earnings per share for the thirty-nine weeks ended April 2, 1999 and March 27, 1998, respectively, as the effect was antidilutive

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REPORTING UNITS

The company reports its results of operations by four groups: Home Healthcare Group (HHG), European Homecare, Continuing Care Group (CCG) and DynaVox.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 2, 1999 COMPARED TO THIRTEEN WEEKS ENDED MARCH 27,
1998

NET SALES

Net sales for the third quarter of fiscal 1999 were $169.7 million, an increase of 3% from $164.4 million in the comparable period of fiscal 1998, with the impact from acquisitions and foreign currency translations negligible.

HHG's sales, which include homecare operations in the United States, Canada, Mexico and Australia, increased 1% in the third quarter of 1999 to $90.6 million, compared to $89.4 million in the third quarter of 1998. The increase was volume driven, partially offset by the effects of pricing pressures. Mobility product sales were higher while respiratory product sales experienced a modest decline, hurt by an additional Medicare reimbursement rate cut enacted January 1, 1999. Personal care product sales increased this quarter, as the company's Mexico facility was able to reduce backlog from high levels at the end of the prior quarter.

European Homecare sales were $54.7 million in the third quarter of 1999 compared to $50.6 million in the third quarter of 1998, an increase of 8%. All reporting groups experienced sales growth, with Western Europe leading the growth over prior year primarily due to increased volume in respiratory products sales.

CCG, which combines globally all product lines that are sold to nursing homes and assisted living facilities, posted sales of $19.5 million in the third quarter of 1999, a decline of 4% from sales of $20.4 million in the comparable period of 1998. U.S. sales were negatively impacted by a slowdown in nursing home construction, declining 22%, but sales to assisted living facilities more than doubled this quarter from a small base. Bed sales declined slightly in France, but international sales of specialty bathing products increased 28% over the prior year third quarter, primarily due to strengthening the salesforce and additional investments in marketing programs.

DynaVox's third quarter sales of $4.9 million grew 23% from $4.0 million in the same quarter of the prior year. The increase is attributable to sales of new products, including the DynaVox 3100, DynaMyte 3100 and related DSS software, all of which were introduced in the first quarter of 1999.

EXPENSE AND PROFIT ANALYSIS
(as a % of sales)

                                     Thirteen Weeks Ended
                                -------------------------------
                                    April 2,       March 27,
                                     1999            1998
                                --------------- ---------------
Gross profit                         29.3%          31.8%
Operating income                      4.1%           2.7%
Interest expense                      2.5%           2.2%
Net income (loss)                     1.0%          (0.1%)

Gross profit as a percentage of net sales for the third quarter of 1999 decreased 2.5 percentage points from the third quarter of fiscal 1998. The decline is primarily the result of price declines, an unfavorable product mix shift and higher freight costs to expedite backlog shipments.

Marketing, selling and administrative expenses decreased by 2% in the third quarter of 1999 compared to the prior year period, and declined as a percentage of sales to 20.9% compared to 22.0% in the third quarter of 1998. This quarter's decrease is due to continued tighter control of operating expenses and favorable collections on accounts previously reserved.

Research and development expenses increased to $5.2 million, representing 3.1% of net sales, from $4.2 million in the prior year, or 2.6% of sales, as the company focuses its resources on developing higher margin new products.

Expenses related to re-engineering were $5.3 million in the third quarter of 1998, but this program was completed last fiscal year. These expenses were the costs incurred during the quarter primarily associated with implementation of common software and hardware systems and with facilities consolidations and relocations.

Interest expense for the third quarter increased $0.6 million compared to the third quarter of 1998 as average borrowings and interest rates were higher.

The effective tax rate in the third quarter was 48.6% compared to 105.8% in the same period of 1998. The prior year rate, which adjusted the year to date rate to 65.7%, was higher due to the effect of non-deductible goodwill amortization representing a greater portion of income before income taxes when compared with the current year quarter.

Net income for the third quarter of 1999 was $1.8 million, or $0.08 per share, compared to net loss of $0.1 million, or $0.00 per share in the third quarter of 1998. Last year's operations were impacted by non-recurring re-engineering expenses that had a negative effect of $0.14 per share after adjusting for taxes.

THIRTY-NINE WEEKS ENDED APRIL 2, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED MARCH 27, 1998

NET SALES

Net sales for the first nine months of fiscal 1999 were $498 million compared to $488.5 million in the comparable period of 1998, an increase of 2%, with the impact from acquisitions and foreign currency translations negligible.

HHG's sales increased 2% to $260.8 million from $256.7 million in the first nine months of 1998. The increase is primarily attributable to growth in mobility products while personal care products remained essentially constant. Respiratory sales declined slightly due to the unfavorable industry conditions in oxygen products brought about by Medicare reimbursement rate cuts.

European Homecare sales increased 1% to $162.9 million compared to $161.7 million for the first nine months of fiscal 1998. Western Europe drove the growth with strong respiratory and mobility products sales, offset by sales declines in Northern Europe, attributable to delays in new product launches, and Central Europe, due to government reimbursement changes.

CCG sales increased 1% to $58.9 million in the first nine months of 1999, compared to $58.4 million in the comparable period of 1998. The increase is attributable to strong shipments in the first quarter, offset by softness in the second and third quarters as a result of a decrease in sales to one major customer and a shift in construction emphasis from nursing homes to assisted living facilities. Sales to assisted living facilities grew 250% in the first nine months of 1999 from a small base.

DynaVox sales of $15.4 million advanced 32% over $11.7 million during the first nine months of 1998 driven by new product introductions and expanded international sales.

EXPENSE AND PROFIT ANALYSIS
(as a % of sales)

                                   Thirty-nine Weeks Ended
                                -------------------------------
                                   April 2,         March 27,
                                     1999             1998
                                --------------- ---------------
Gross profit                        30.6%            32.0%
Operating income                     4.7%             1.5%
Interest expense                     2.4%             2.3%
Net income                           1.4%             0.3%

Gross profit as a percentage of net sales decreased by 1.4 percentage points compared to the first nine months of the prior year. Margins were negatively impacted by an unfavorable product mix shift in the third quarter and increased freight costs to expedite backlog shipments.

Marketing, selling and administrative expenses were 21.6% of net sales in the first nine months of 1999 compared to 23.2% in the prior year period, and declined in total by 5%. This year's decrease reflected tighter control of operating expenses and, in the third quarter, favorable receivables collections on accounts previously reserved.

Research and development expenses increased in the first nine months of 1999 to $14.6 million, or 2.9% of net sales, compared to $12.5 million, or 2.6% of net sales in the same period of 1998. This increase reflects the company's investment in developing higher margin new products.

Re-engineering expenses totaled $17.0 million in the first nine months of 1998 but did not materially impact this fiscal year.

Interest expense of $12.2 million for the first nine months of 1999 was 10% higher than $11.1 million for the same period in 1998 due to higher average borrowings and interest rates.

The change in "interest income and other" from the prior year relates primarily to a favorable settlement of a patent infringement lawsuit and a gain on the sale of property in the U.K reported in the second quarter of 1998.

The effective tax rate of 50.9% in the first nine months of 1999 was lower than the rate of 65.7% in the same period of 1998 as the prior year rate was impacted by the heightened effect of amortization of non-deductible goodwill in relation to lower income before taxes.

Net income was $7.2 million, or $0.32 per share, compared to net income of $1.7 million, or $0.08 per share in the same period of the prior year. Last year's earnings were reduced by $0.32 per share after adjusting for taxes, as a result of net non-recurring expense and income items, primarily re-engineering expenses, the settlement of a patent infringement lawsuit and a gain on the sale of property in the U.K., as described previously.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $0.6 million to $ 1.5 million at April 2, 1999 from $0.9 million at the beginning of the fiscal year. Net cash provided by operating activities was $7.1 million primarily attributable to cash generation (defined as net income plus non-cash charges) of $29.6 million, increased income taxes payable and decreases in both inventory and income tax refunds receivable. This was offset by receivables growth, reflecting higher sales and increased customer use of financing programs, together with a decrease in accrued compensation and other current liabilities. Working capital increased $18.6 million to $126.1 million during the first nine months of 1999.

During the first nine months of 1999, the company increased long-term borrowings by $9.8 million to finance operational activities and capital expenditures. The company invested $14 million in property and equipment, including leasehold improvements at the new facility in Mexico and a plant expansion in Germany. On April 28, 1999, the Company amended its credit agreement as it relates to certain collateral matters. The company believes that it will be able to maintain an adequate liquidity position through cash generation and available borrowings under its credit facility.

The effect of foreign currency translation may result in amounts being shown for cash flows in the condensed consolidated statements of cash flows that are different from the changes reflected in the balance sheet captions.

IMPACT OF INFLATION

Inflation did not have a significant effect on the company's operating results in the first nine months of fiscal 1999.

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

During 1998, all Sunrise information processing operations in the U.S. were consolidated onto two Year 2000 compliant system platforms from 10 original legacy systems. In Europe, the conversion of Sunrise operations to a common Year 2000 compliant system is complete in the U.K., Spain and France, with the conversions for Germany and the outlying distribution companies scheduled to be completed by July, 1999.

The company has evaluated all products manufactured and sold for Year 2000 compliance. Most products are not affected due to the mechanical nature and the absence of date-dependent functions. Those products with date functions have been analyzed and tested by the company's engineering and quality assurance staff and it has been determined that all Sunrise products manufactured in the last five years are Year 2000 compliant. While the company has taken numerous steps to ensure that all products are Year 2000 compliant and to make information on the Year 2000 readiness of Sunrise products available to its customers, there is no way to fully guarantee that the company will be completely successful in either case.

Also, Sunrise is requesting assurances from its major suppliers that they are addressing this issue and that products procured by Sunrise will function properly in the Year 2000. Certain critical suppliers have been unwilling to provide such assurances and do not expect to provide such assurances prior to the Year 2000. This is particularly the case outside of the United States where Sunrise has significant operations. This could result in manufacturing delays and backlogs. If necessary, and where feasible, substitute vendors will be identified. In addition, many governmental agencies (including agencies which directly or indirectly provide funding for the purchase of products sold by Sunrise) and other third parties (such as telephone, electricity and other utility companies) may not be Year 2000 compliant. As a result, it is difficult for the company to assess the likelihood, or the impact on its business, of such entities' failure to be Year 2000 compliant.

The company anticipates that its systems, equipment and processes will be substantially Year 2000 compliant by the end of July 1999. The costs the company has incurred to date in connection with its Year 2000 compliance program have not had a material impact on its financial condition or results of operations. Based on the information currently available, the company estimates that its total cost will not be material. This estimate is based on information available at this time. New developments that occur could affect the company's estimate of the amount of time and costs necessary to become Year 2000 compliant. The company currently expects that the Year 2000 issue will not pose significant operational problems. However, delays in the company's remediation efforts, or a failure to timely identify all Year 2000 dependencies in the systems, equipment or processes of the company, its vendors, customers, financial institutions or other third parties could have material adverse consequences, including delays in the manufacture, delivery or sale of products. The company is in the process of developing contingency plans along with its remediation efforts for continuing operations in the event such problems arise, but no assurance can be given that the company will be fully successful in this regard.

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

FORWARD-LOOKING STATEMENTS

The company has made forward-looking statements in this Form 10-Q, including the timing of the completion of the conversion of European computer systems. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) industry pricing pressures; (iii) the cost and availability of raw materials;
(iv) product development, commercialization and market acceptance risks; (v) reductions in government funding for products sold by the company; (vi) unfavorable governmental regulatory actions (such as by the FDA in the U.S.);
(vii) risks and uncertainties associated with the company's international activities; (viii) year 2000 compliance issues; and (ix) other factors referenced in this and other Securities and Exchange Commission filings of the company. The company disclaims any obligation to update any such factors or to announce publicly the result of any revision to any of the forward-looking statements contained in this Form 10-Q, or to make corrections to reflect future events or developments.

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

As of April 2, 1999 the company had $23.8 million in foreign currency forward contracts compared to $31.8 million as of July 3, 1998. The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts. As of April 2, 1999, the analysis indicated that such market movements would have resulted in a $1.7 million loss on foreign currency forward contracts outstanding. Comparatively, a $3.2 million loss on foreign currency forward contracts would have resulted assuming a 10% adverse movement in foreign exchange rates applied to hedging contracts at July 3, 1998. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and the company's actual exposures and hedges.

INTEREST RATE SWAPS. The company is exposed to interest rate risk through its variable interest rate borrowing activities. The company uses interest rate swap agreements to minimize the impact of interest rate fluctuation on interest expense.

As of April 2, 1999 the company had the following interest rate swaps outstanding:

                             Contract        Weighted Average        Unrealized
                              Amount           Interest Rate         Gain (loss)
                             ---------  --------------------------  ------------
                                 U.S. Dollar Equivalent Amounts (in millions)
U.S. Dollar                    $30.0               5.63%               $(0.2)
French Franc                    58.4               5.78%                (1.7)
German Deutsche Mark            27.6               5.49%                (0.7)
                              ------                                   -----
                              $116.0                                   $(2.6)
                              ------                                   -----
                              ------                                   -----

The interest rate swaps mature at varying dates from April 1999 through April 2001.

                   SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

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

  10.21          Second Amendment to the Third Amended and Restated Credit Agreement and Waiver dated as of
                 August 26, 1998 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (f)

  10.23          2nd Amended and Restated 1993 Stock Option Plan.

  27             Financial Data Schedule.

(a) Incorporated herein by reference to the company's Registration Statement No. 2-86314.

(b) Incorporated herein by reference to the company's 1987 Definitive Proxy Statement

(c) Incorporated herein by reference to the company's Form 10-K for the year ended June 28, 1997.

(d) Incorporated herein by reference to the company's Form 8-K dated May 16, 1997.

(e) Incorporated herein by reference to the company's Form 10-Q dated November 10, 1997.

(f) Incorporated herein by reference to the company's Form 10-Q dated November 16, 1998.

  (b)    Reports on Form 8-K

         A report on Form 8-K dated February 11, 1999 was filed in connection with an amendment to the company's Amended and Restated Shareholder Rights Agreement.

                      SUNRISE MEDICAL INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SUNRISE MEDICAL INC.


Date: May 17, 1999                                 /s/  Ted N. Tarbet
                                                 ------------------------------
                                                        Ted N. Tarbet
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


Date: May 17, 1999                                /s/   John M. Radak
                                                 ------------------------------
                                                        John M. Radak
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)