Form 10-K405
period 1999-07-02
SUNRISE MEDICAL INC
filed 1999-10-15
CIK 720577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 2, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File No. 0-12744

SUNRISE MEDICAL INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3836867
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES [X] NO [  ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $101,100,000 as of October 1, 1999.

    As of October 1, 1999, the registrant had 22,233,933 outstanding shares of $1 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K References
Portions of our Definitive Proxy Statement for our upcoming Annual Meeting of Stockholders	Part III, Items 10-13 (Page 57)

SUNRISE MEDICAL INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 2, 1999

INDEX

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders
             -- Executive Officers of the Company

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

ITEM 1. BUSINESS

General

Sunrise Medical Inc. is a worldwide leader in the design, manufacture and marketing of medical products used by the disabled and the elderly. We maintain number one or number two global market share positions for many of our core products including:

    custom manual and power wheelchairs and related seating systems;
    home respiratory devices such as compressor nebulizers and oxygen concentrators;
    personal care products such as walkers, crutches and bath safety products;
    nursing home beds and specialized bathing systems; and
    speech devices for the disabled.

We manufacture our products in the United States, Mexico, the United Kingdom, Germany, France and Spain and distribute them through company-owned sales organizations in 19 countries and through independent importer-distributors in about 80 other countries. Our customers include more than 20,000 home medical equipment providers and distributors around the world who provide our products to millions of end-users each year. In addition, we sell directly to extended care and assisted living facilities and to users of speech devices.

We believe that a number of factors will contribute to the continued worldwide growth in the markets for our products, including:

    advances in technology that permit the care of higher acuity patients in the institutional or home environment and also facilitate independent living by people with disabilities;
    greater societal emphasis on integrating the disabled into the mainstream of community, workplace and schools;
    the increasing popularity of wheelchair sports and recreational activities among the disabled;
    the aging of the population;
    the economic pressures in all developed countries to shift patients from hospitals to lower-cost institutional and homecare settings; and
    patient preference for home healthcare.

Headquartered in Carlsbad, California, Sunrise was incorporated in 1983 and is publicly traded on the New York Stock Exchange under the ticker symbol "SMD."

Products

Our corporate mission is to improve people's lives by creating innovative, high quality products. The following is a summary of our revenues by principal product line for the last three fiscal years.

                                          % of Total Revenue
                                    -----------------------------
                                      1999      1998      1997
                                    --------- --------- ---------
Wheelchairs....................           43%       42%       40%
Home respiratory products......           18%       19%       19%
Personal care products.........           21%       21%       24%
Beds and bathing systems.......           15%       16%       15%
Speech devices.................            3%        2%        2%

Wheelchairs. Our broad range of wheelchair products include:

    Custom ultralight wheelchairs. Our ultralight custom manual models are the wheelchairs of choice for active users. These include, among others, the Quickie 2, manufactured in the U.S. and U.K. and the Sopur Easy made in Germany.
    Sports wheelchairs. Our Quickie, Shadow and Sopur brands of custom wheelchairs are designed for specific sports such as tennis, basketball, road racing and quad rugby.
    Lightweight standard wheelchairs. Our lightweight manual wheelchairs such as the Breezy 500 and Sopur Classic are primarily for geriatric users.
    Standard wheelchairs. Our standard wheelchairs are used primarily for the value conscious customer and the short-term rental market. These include the recently introduced Breezy 100 for the U.S. market and the Breezy 300 manufactured in Spain. The Breezy 100 was voted a "Best New Product of the Year" by one of our larger customers.
    Pediatric wheelchairs. Our pediatric wheelchairs such as the Zippie, Youngster and Kid-Kart are specially designed for children with disabilities, adjusting to accommodate a child's growth and changing needs.
    Power wheelchairs. Our custom power wheelchairs, including the Quickie P210, Quickie F55, Breezy P300 and the Sopur P140, provide mobility for more severely disabled end-users.
    Scooters. Our three and four wheeled battery-powered scooters under the Sterling brand provide easy and convenient mobility primarily for geriatric end-users with only moderate disabilities.

Our custom wheelchairs are manufactured to individual end-user specifications as to dimensions, features and color. For instance, the Quickie 2 offers one-inch increments of seat depth, seat width and back height, in a choice of 15 colors and an array of options and accessories which give the end-user an almost unlimited number of variations from which to choose. Power wheelchair options include microprocessor technology to enable quadriplegic users to maneuver their wheelchairs through the movement of fingers, head or chin or by sipping and puffing through a plastic straw. Some wheelchairs have controllers that interface with household appliances and personal computers, permitting the disabled user to be self-reliant. We manufacture a custom wheelchair upon receipt of an order for a specific end-user and then deliver the finished product within three days to three weeks.

Our Jay brand of specialty wheelchair cushions and positioning systems prevent pressure sores and provide postural support and improved comfort. Jay products utilize our patented Jay Flow viscous fluid to provide pressure relief. The Jay modular seating systems fit on all major brands of wheelchairs and include a variety of customized positioning devices for postural support.

Home Respiratory Products. We manufacture and sell a broad range of home respiratory products under the DeVilbiss brand. Our product categories include:

    Aerosol products. These products include our Pulmo-Aide compressor nebulizer that converts liquid medicine into airborne particles to treat asthma and other breathing disorders.
    Oxygen concentrators. Our oxygen concentrator products enrich normal room air to a 90% oxygen level for patients suffering from chronic obstructive lung diseases such as emphysema and bronchitis.
    Ambulatory oxygen products. Our PulseDose oxygen conserving devices triple the use time over standard ambulatory oxygen products, allowing oxygen users to leave their homes for longer periods of time.
    Sleep therapy products. We also manufacture a line of sleep therapy products that alleviate adult obstructive sleep apnea by supplying continuous positive airway pressure ("CPAP").

Personal Care Products. Personal care products include our Guardian and Coopers brands of ambulatory products, such as walkers, crutches and canes. This product line also includes aids for daily living, such as bedside commodes and bath safety products. In addition, we manufacture and market patient lifters and hoists for the nursing home and homecare setting under our Hoyer and Oxford brands, and home stairlifts under the Minivator brand. Our Eggcrate brand foam mattress overlays are used for the prevention of pressure sores.

Speech Devices. With our DynaVox products, we are the global leader in augmentative communication devices and related computer software for people affected by speech disabilities. Our devices combine dynamic touch-screen technology, predictive natural language software and a life-like voice synthesizer to speak for those with speech disorders due to conditions including cerebral palsy, autism, multiple sclerosis and stroke. At the core of DynaVox's technology is advanced proprietary natural language software that incorporates linguistic and grammatical intelligence to speed sentence formation.

Beds and Bathing Systems. We manufacture a full line of nursing home beds and furniture under the Joerns brand in the U.S. and the Corona brand in Europe. The Joerns product line consists of healthcare beds, patient room furniture, overbed tables, dining room and common area furnishings. Our Parker brand of bathing systems are specialized bathtubs with features such as adjustable height bathtubs for easier patient bathing by caregivers and side-door entry for safe transfer from wheelchairs.

Re-engineering Program

In 1995, Sunrise was composed of 30 free-standing operating units, each with its own president and management team, manufacturing or distribution facilities, salesforce, computer system and accounting function. We were able to compete successfully under this structure because the insurance system in place would pay for whatever products and features clinicians specified, placing greater weight on innovation than price. However, by the mid-1990s, homecare products increasingly were viewed generically, due to government budgetary pressures and the rise of managed care. Also, with the consolidation of home medical equipment providers into national chains and buying groups, volume contract prices declined sharply, reducing our gross margin. As a result, we began a three-year business re-engineering program in early 1996 designed to reduce our cost structure and enhance our market responsiveness. The re- engineering program eliminated redundancies and inefficiencies in our operations by significantly restructuring fundamental components of our business, including:

    Business units. We reorganized 30 independent business units into two integrated businesses in the U.S. and four within Sunrise Europe, supported by a network of country sales organizations.
    Manufacturing facilities. We consolidated 23 factories into 12 factories in six countries and also moved an operation from Simi Valley, California to a new facility in Tijuana, Mexico.
    Information systems. We redesigned our management information systems, integrating 30 different data centers into six and standardizing on a single hardware/software platform for North America and one for Europe.
    Sales organizations. We consolidated 12 U.S. salesforces into two in order to improve our calling frequency and better align our selling efforts against the different markets our products serve.

The re-engineering program, completed during the first half of fiscal 1999, succeeded in reducing our marketing, selling and administrative expenses from 25.6% of sales in fiscal year 1996 to 22.3% in fiscal year 1999.

Operating Segments

Our operating segments are organized by distribution channels. We have three reportable segments: U.S. Rehabilitation Products, European Rehabilitation Products and Institutional Products.

Information as to revenues, operating income (loss), total assets, capital expenditures and depreciation and amortization by segment is included in Note 14 of the "Notes to Consolidated Financial Statements."

U.S. Rehabilitation Products

The U.S. rehabilitation products segment includes wheelchairs and seating systems, ambulatory and bath safety aids, home respiratory devices and speech devices focused on the needs of the disabled and elderly in the United States.

The Home Healthcare Group, headquartered in Longmont, Colorado, includes sales, marketing, finance, information systems, customer service, distribution and human resources. Also included are SunMed Finance, our dealer installment financing division and Sunrise Consulting, our Medicare reimbursement consulting business. Product development and manufacturing activities in the U.S. are organized by principal product line:

    Mobility Products: custom, power, pediatric and standard wheelchairs; and seating and positioning systems;
    Personal Care Products: standardized medical products designed to assist in walking, bathing, toileting, patient lifting and transport and wound prevention; and
    Respiratory Products: aerosol, oxygen and sleep therapy products.

In the United States, products are sold through a salesforce of 122 sales Associates who call on a network of approximately 12,500 homecare providers, rehabilitation technology suppliers and drug wholesalers. This dedicated salesforce stimulates demand by calling on referral sources such as discharge planners, nurses, physical, occupational and respiratory therapists and other health professionals. In addition, an acute care sales force of 23 independent sales representatives sell Home Healthcare Group's hospital products to medical- surgical distributors and hospital group purchasing organizations. Effective July 1999, the Home Healthcare Group has modified its salesforce's incentive structure to encourage sales of higher margin products while still offering customers the complete product line they want from one supplier. The territory structure was also realigned so that all salespeople carry the full line of Sunrise products, a change aimed at increasing call frequency due to the smaller average size of each full line territory.

Included within the Home Healthcare Group are our distribution organizations in Canada and Australia and our global export sales department. The global export sales team is responsible for developing relationships with independent importers to sell the full line of Sunrise products in countries where we do not have our own distribution organization.

The Home Healthcare Group offers consolidated customer service, order entry, distribution and credit functions for all Sunrise products sold domestically. The Home Healthcare Group's orders are received via phone, fax or electronically into our customer service group. Standard products are shipped the same day or next day from one of five regional distribution centers, allowing 24 to 48 hour delivery to most customers. Customized products, such as most Quickie wheelchairs and Jay seating products, are manufactured to order and shipped directly from those factories within three days to three weeks.

Through our DynaVox Systems division located in Pittsburgh, Pennsylvania, we design, manufacture and market hardware and software products for people with speech and cognitive disabilities. The DynaVox product line is the global leader in augmentative communication devices. Our speech devices combine powerful microprocessors with proprietary software that uses predictive natural language logic, touch-screen technology and a life-like voice synthesizer to aid those with speech disorders. Typical users are unable to speak as a result of conditions such as cerebral palsy, autism, multiple sclerosis or stroke. Most users today are children, but there is a larger potential market with the elderly, particularly if Medicare begins to fund this product, which we are working to achieve. Proprietary DynaVox DSS software is sold separately for use with Windows or Macintosh based personal computers. This allows parents and teachers to customize programs and download them to the user's speech device.

DynaVox products are sold through our U.S. salesforce of 32 speech product specialists and through Sunrise distribution organizations or independent importer-distributors in other developed countries. Purchasers and payors include school districts, non-profit organizations, state medical insurance programs and government agencies. Many users of our wheelchairs and other products have disabilities which also require the need for assistive technology devices. For example, persons afflicted with cerebral palsy or multiple sclerosis often require both mobility products and speech devices.

European Rehabilitation Products

The European rehabilitation products segment consists of three manufacturing divisions which produce wheelchairs and seating systems, scooters, home stairlifts and daily living aids and six distribution divisions that distribute these products as well as respiratory products in Europe, the Middle East, Africa and Central Asia.

Our European divisions' manufacturing, selling and distribution processes are similar to those of the U.S. based Home Healthcare Group. In Europe, we manufacture our rehabilitation products in the U.K., Germany and Spain and distribute them through company-owned sales and distribution organizations in France, the Netherlands, Norway, Sweden, Italy and Switzerland. Sunrise Medical Ltd., operating in the U.K., manufactures and markets wheelchairs, scooters, personal care products, patient lifters and respiratory products. Sunrise Germany manufactures and markets the Sopur line of custom lightweight manual, power, pediatric and performance wheelchairs. This organization also distributes respiratory products and standard wheelchairs to homecare dealers throughout Germany and Austria. Our Spanish subsidiary manufactures standard wheelchairs, power wheelchairs and patient aids. We have a salesforce of 151 sales Associates in Europe selling our products to local home medical equipment providers.

Institutional Products

The institutional products segment is comprised of three manufacturing divisions and globally produces and sells healthcare beds and furniture, therapeutic matresses and other patient support surfaces and bathing systems for patients and long-term residents in institutional settings such as nursing homes, sub-acute facilities and assisted living centers.

The Continuing Care Group manages this segment, with its headquarters in Stevens Point, Wisconsin. Products are manufactured in the U.S., the U.K. and France and are sold through our own salesforce of 75 Associates calling directly on institutional settings and assisted living facilities in those three countries. Clinicians such as directors of nursing play a key role in product evaluations and ultimate decision making.

The Continuing Care Group also markets the Sunrise OneSource program, which bundles design services and sells a full line of self-manufactured and outsourced products primarily to assisted living facilities. OneSource sales of $4.5 million in 1999 have tripled versus the prior year. In addition, this segment manufactures homecare beds and therapeutic mattresses that are sold through the Home Healthcare Group's salesforce to U.S. homecare equipment providers and, in Europe, through our sales organization in France.

Sales and Marketing

Sunrise products are primarily marketed through a number of programs including print advertising, product brochures and videos and electronic commerce featuring a comprehensive product catalog and on-line customer service inquiries.

The Home Healthcare Group sells through a nationwide salesforce to independent homecare providers and dealers who typically display these products in a retail setting and sell or rent them to patients. The salesforce calls on these dealers and also stimulates a pull-through demand by explaining product benefits to clinical influencers such as physical, occupational and respiratory therapists. Special attention has been directed to larger regional and national accounts, including the use of incentive programs that benefit customers who purchase from multiple Sunrise divisions.

DynaVox products are sold to end-users through a direct salesforce and through Sunrise distribution organizations or independent importer-distributors in other developed countries. DynaVox also has a flexible product rental program.

In Europe, products are marketed and sold through independent medical equipment dealers in most countries, although under Scandinavia's state- controlled healthcare systems, the government's local technical aid centers perform a similar function.

The Continuing Care Group sells institutional products through our own salesforces in the U.S. and Europe. Our account representatives demonstrate and sell products directly to continuing care institutions where clinicians such as directors of nursing play a key role in product evaluations and ultimate decision making. This Group offers OneSource products to assisted living facilities through computer based marketing material. Certain products manufactured by the Continuing Care Group that are sold primarily through dealers or distributors are handled by the Home Healthcare Group salesforce.

Customers

Rehabilitation products are principally sold to independent medical equipment dealers, rehabilitation technology suppliers, drug wholesalers, medical-surgical distributors and hospital purchasing organizations. Institutional products are sold mainly to nursing homes, sub-acute facilities and assisted living centers. No single customer or buying group accounted for more than 10% of Sunrise's revenues in 1999.

Manufacturing

Sunrise operates 15 manufacturing plants in the U.S. (9), Mexico (1), the U.K. (2), France (1), Germany (1) and Spain (1). See "Operating Segments." Manufacturing processes include metal and wood fabrication, welding/brazing, injection molding, circuit board assembly, powder coating, final assembly, life testing and quality assurance. Purchased components used in our products include small motors, electronic controls, batteries, wheels and tires. Although we purchase most of our raw materials, components and supplies from a number of different vendors, we do procure a few components and materials on a single-source basis. If one of these single-source vendors failed to deliver components as planned, we would be temporarily unable to ship some of our products. Historically, the prices we have paid for certain raw materials, such as aluminum, foam and wood, have fluctuated widely. When prices have increased, we have not always been able to pass along the full effect of these increases to our customers. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results."

Sunrise's mass customization manufacturing capabilities enable it to produce customized wheelchairs and related seating and positioning products that are tailored to each end-user's needs. Our 15 modern manufacturing facilities use robotic and computer-controlled machinery. We have an additional competitive advantage with factories located both in North America and Europe that can serve local customers and export internationally.

We have utilized a variety of techniques, such as just-in-time manufacturing, demand flow technology, value engineering, total quality management, target costing and our Associate suggestion system to reduce product costs, increase quality, shorten delivery cycles and improve asset turnover. These complementary techniques are all part of our Pursuit of Excellence program, in which production Associates are regularly trained. All of our factories have earned or are in the process of earning ISO 9001 certification, the international standard for quality assurance in design and manufacturing.

Research and Development

We conduct research and development at each of our manufacturing divisions. For the year ended July 2, 1999, we spent $21.1 million on research and development, or 3.2% of sales, compared to $17.9 million, or 2.7% of sales, in the prior year. Each operating unit establishes annual objectives for introducing new products and we track progress against those objectives on a regular basis. We introduced approximately 50 new products in 1999. Our increase in research and development expenditures supports our strategy of increasing sales growth and profit margins through development of innovative, higher technology products. Our most significant introductions in 1999 include:

    two power wheelchairs in the U.S.: the Quickie G-424, which has a unique six wheel independent suspension providing a "floating" ride, and the Quickie S-525, with modular seating choices, electronics and motor packages allowing the prescriber to provide appropriate power to the consumer;
    two power wheelchairs in Europe: the Quickie F55 power wheelchair, introduced in the U.K. and the Breezy P300 introduced in Spain, the power version of the aluminum/composite Breezy 300 standard wheelchair introduced in 1998; and
    two respiratory devices: the DeVilbiss Versatile PulseDose EX3000 which is the only oxygen conserver that is interchangeable between liquid oxygen portable and reservoir containers and gas portable units, and the AutoAdjust LT "Smart" CPAP, allowing the patient to customize the algorithm settings.

Patents and Trademarks

We currently hold patents associated with some existing products and have filed applications for additional patents covering some of our newer products. Although some of these patents can provide a meaningful competitive advantage in a particular product market, overall, management does not consider the ownership of patents essential to our current or future market position.

Warranty

Our products are generally sold with limited warranties for periods of up to five years. Customers may also purchase extended warranties on some products. Some components of our wheelchair products have a lifetime warranty. The expected warranty expense associated with each product sold is recorded at the time of sale and the adequacy of those warranty reserves is reviewed regularly and adjusted accordingly.

Foreign Operations

We have foreign subsidiaries with manufacturing and distribution operations in the U.K., France, Germany, Spain and Mexico. In addition, company-owned sales/distribution companies are located in Canada, Australia, the Netherlands, Norway, Sweden, Switzerland and Italy. We also have salespeople who cover neighboring countries, such as Belgium, Luxembourg, Austria, Denmark and Portugal. All of our manufacturing and distribution facilities are located in industrially developed areas where qualified labor and material supply have been readily available. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results." Financial information relating to our operations by geographic area is included in Note 14 of the "Notes to Consolidated Financial Statements".

Competition

The medical supply industry is characterized by intense competition. We encounter significant domestic and foreign competition from a number of established manufacturers in each of our product lines. In some countries and product markets, including the U.S., we face competition from other manufacturers that have substantially greater financial and other resources, larger market shares or other competitive advantages. Price reductions by our competitors could result in similar price reductions by us.

The worldwide markets for rehabilitation and institutional products are dominated by two global manufacturers, Sunrise and Invacare Corporation. Other primary competitors in the U.S. include Respironics, Graham-Field and Mallinckrodt in rehabilitation products and Hillenbrand Industries in institutional products. In the European market, Meyra/Ortopedia and Invacare are the most important competitors in rehabilitation products and Hillenbrand Industries in institutional products.

We compete primarily on the basis of:

    product features, performance and quality;
    the breadth of our full line product offering;
    competitive prices and financing terms;
    customer service and delivery;
    salesforces support; and
    the strength of our independent dealer network.

Government Funding and Regulation

Extensive government funding and regulation at the federal and state levels affect the healthcare industry.

Medicare and Medicaid. Medicare is a federally funded health insurance program administered by private insurance companies providing health insurance coverage for persons 65 or older and other persons with disabilities. Medicaid is a federally and state-funded health insurance program administered by state governments that provides reimbursement for healthcare related expenses for persons with certain financial and medical need regardless of age. These programs provide reimbursement to homecare providers for rentals and sales of medical equipment and related supplies. Medicare generally pays 80% of the allowable rate of reimbursement for home medical equipment items under our Part B programs, while Medicaid generally pays 100%.

The U.S. health and homecare industry is continually adapting to changes in Medicare reimbursement. The Balanced Budget Act of 1997 made significant reductions in spending for the Medicare and Medicaid programs, including those affecting our customers. For example, the Balanced Budget Act reduced reimbursement for oxygen concentrator rentals by 30% over the past two years (25% in January 1998 and another 5% in January 1999) and imposed reductions in the level of the annual increase for hospitals, suppliers and distributors of home medical equipment. Additionally, the Balanced Budget Act required the government to conduct competitive bidding demonstration projects involving, among other things, oxygen equipment. In addition, the Balanced Budget Act granted the Health Care Financing Administration the authority to lower Medicare reimbursement by up to 15% per year on any item that does not meet a pricing standard of inherent reasonableness, although minimal use has been made of this authority to date. Further, the Balanced Budget Act imposed a prospective payment system for Medicare skilled nursing facilities, which has eliminated cost-based reimbursement in favor of a per diem payment based upon the projected level of resources needed to care for residents. In many cases, the payment rates have been reduced sharply from prior levels, causing severe financial difficulties for our nursing home customers. These changes at the provider level have had an adverse impact on Sunrise, particularly in the case of nursing home construction and purchases in fiscal year 1999.

Although Sunrise itself is not a provider under Medicare for rehabilitation and institutional products, these products are sold to home medical equipment dealers, nursing homes and hospitals that are providers and thus depend upon Medicare and Medicaid reimbursement for a portion of their revenue. Overall, we estimate that 21% of our 1999 sales were directly or indirectly funded by government sources in the U.S. Our DynaVox subsidiary is a provider under many state Medicaid programs and also sells our products directly to school districts and other governmental units. Changes in regulations can adversely impact our revenues and collections directly by reducing payments to our DynaVox subsidiary and indirectly by reducing the reimbursement rate received by home medical equipment providers, thus making it less profitable for them to sell or rent products to the end-user. This, in turn, can put downward pressure on prices charged for our products sold through this channel. We also depend on government funding available in Europe.

In addition, many governmental agencies, including agencies which directly or indirectly provide funding for the purchase of products sold by us, may not timely be year 2000 compliant which may adversely affect our revenues and cash flow. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness."

Management believes that intensified healthcare cost containment efforts through managed care continue to favor lower cost alternatives such as home healthcare and nursing home care, as has been the case historically. Increasingly, government funded programs are relying on managed care programs to provide healthcare insurance to their beneficiaries. We have made special efforts in recent years to allocate more of our new product engineering dollars to lower cost, more generic products favored by managed care and Medicare/Medicaid programs.

In the U.S., both the Home Healthcare Group, as a manufacturer of items reimbursable by Medicare, Medicaid and other government programs, and our DynaVox subsidiary, as a direct provider of items reimbursable by these and other programs, are subject to a variety of complex and extensive state and federal statutes and regulations governing healthcare fraud and abuse. The federal anti-kickback statute prohibits some business practices and relationships involving the provision of health care items and services reimbursable under Medicare, Medicaid and other federal health programs. These prohibited practices include the payment or receipt of remuneration for the referral, or arranging for the referral, of patients whose care will be paid for by Medicare, Medicaid, or other governmental programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including civil monetary penalties and possible exclusion from government programs such as Medicare and Medicaid. Any exclusion could be direct in the case of our DynaVox subsidiary or indirect as a result of the rejection of government reimbursements to suppliers and distributors of our rehabilitation and institutional products. In addition, many states have adopted their own anti-kickback provisions.

Both state and federal provisions govern the submission of false claims by direct providers, including our DynaVox subsidiary, of items and services reimbursable by government programs. Violations of these provisions can result in criminal penalties and civil sanctions, including civil money penalties and possible exclusion. The government has also taken the position in some cases that indirect providers, such as manufacturers of drugs and devices, can be liable under these false claims provisions, for instance, as part of a fraudulent course of conduct. There is increasing investigative and enforcement activity against direct and indirect providers of items and services reimbursable by Medicare, Medicaid and other government programs, potentially subject to state and federal anti-kickback and false claims provisions. This activity is being undertaken by the Department of Health and Human Services, by the Office of Inspector General, by state Medicaid Fraud Control Units, by government subcontractors including Medicare carriers and fiscal intermediaries and by other entities. In addition, healthcare providers increasingly have been the targets of qui tam or "whistleblower" lawsuits, alleging the submission of false claims. We believe that we are not currently the subject of any investigation or inquiry.

FDA Regulation. The U.S. Food and Drug Administration and corresponding foreign agencies regulate medical products manufactured by us. Most of these devices are subject to device listings filed with the FDA and medical device factories must be registered with the FDA. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing, distribution and recordkeeping for these products. In manufacturing and marketing our products, we must comply with FDA regulations, including various FDA recordkeeping requirements and inspections by the FDA. The testing for and preparation of required applications can be expensive and subsequent FDA review can be lengthy and uncertain. Moreover, clearance or approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable FDA regulations can result in fines, civil penalties, suspensions or revocation of clearances or approvals, recalls or product seizures, operating restrictions or criminal penalties. Delays in receipt of, or failure to receive, clearances or approvals for our products for which clearances or approvals have not yet been obtained would adversely affect the marketing of those products in the U.S. and could adversely affect the results of future operations.

We must obtain FDA or foreign regulatory approval or clearance for marketing our new devices prior to their release. There are two primary means by which the FDA permits a medical device to be marketed. We may seek clearance for the device by filing a 510(k) premarket notification with the FDA. To obtain that clearance, the 510(k) premarket notification must establish that the device is "substantially equivalent" to a device that has been legally marketed or was marketed before May 28, 1976. We may not place the device into commercial distribution in the U.S. until the FDA issues a substantial equivalence determination notice. This notice may be issued within 90 days of submission, but usually takes longer. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require us to modify our product labeling, before it will make a finding of substantial equivalence. In addition, the FDA may inspect our manufacturing facility before issuing a notice of substantial equivalence and may delay or decline to issue that notice until the facility is found to be in compliance with Good Manufacturing Practice requirements. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

The FDA also has the authority to issue performance standards for devices manufactured by us. In the event that any performance standards are issued, our products would be required to conform, which could result in significant additional expenditures for us. The impact of FDA regulation on us has increased in recent years as we have increased our manufacturing operations. We cannot assure you that changes to current regulations or additional regulations imposed by the FDA will not have an adverse impact on our business and financial condition in the future.

Additional Government Regulation. In addition, we sell some of our products directly to the U.S. government, particularly the Department of Veteran's Affairs and General Services Administration. Sales to the U.S. government are subject to pricing and other regulatory requirements. Our failure to meet these requirements may disqualify us from selling to the U.S. government in the future and subject us to fines.

Further, our operations are subject to review and inspection by local, state, federal and foreign governmental entities. In addition, we are subject to a variety of other federal and state regulations, including, but not limited to, those administered by the United States Department of Labor and the United States Occupational Safety and Health Administration. Moreover, with respect to both existing and proposed foreign and domestic operations, changes in current or future laws or regulations or future judicial intervention may have a material adverse effect on us. We are unable to predict the effect that any future foreign or domestic legislation or regulation may have on our existing or future business.

Employees

We refer to our employees as Associates. We employed approximately 4,600 full-time Associates worldwide as of July 2, 1999. Approximately 430 Associates at two factories in the U.S. are covered by collective bargaining agreements that expire in 2002. In Europe, approximately 230 Associates in the U.K. and 150 in Germany are covered by national union arrangements. We have not experienced a strike or work stoppage during our 16-year history. We believe that our labor relations are good.

Cost of shipping

Shipping is a significant expense in the operation of our business. We ship our products to customers generally by United Parcel Service in the U.S. and other delivery services worldwide and typically bear some or all of the costs of shipment. Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by these shippers could adversely affect our ability to deliver products on a timely basis, which could have an adverse effect on our relationships with our customers.

Backlog

Our backlog of firm orders at July 2, 1999 was approximately $34 million compared to $43 million at July 3, 1998. Approximately $15 million in 1999 and $13 million in 1998 represented orders for patient room beds and furnishings, the one portion of our business for which backlog is believed to be a meaningful predictive factor because of the long order lead times in this market. Generally, we manufacture the balance of our products to our forecast of near-term demand, shipping immediately from stock, or else produce customized products based on actual orders received and ship within a short period thereafter. As a result, we do not have a substantial backlog for these products. Management does not believe that our overall backlog at any particular time is a meaningful indicator of future sales levels.

Customer Payment Terms

We do not maintain inventory of our products for a significant period of time. See "Backlog." Many of our products are manufactured in connection with specific orders, which are shipped in less than 30 days and in many cases less than 72 hours, from receipt of the order. Patient room bed and furnishing products also are manufactured in connection with specific orders, but may take from one to three months until products are ready to ship. We maintain a larger stock of those component parts that require longer lead times to obtain from suppliers to minimize the risk of extending time periods to fulfill product orders. Most of our sales are made on standard terms requiring payment by the customer within 30-60 days of delivery. Some sales are made on extended terms on a selective basis. Some customers elect to finance their purchases with installment note contracts offered by our captive finance subsidiary, SunMed Finance. We occasionally accept products for replacement upon customer request. However, returns for credit or refund have not been a material aspect of our business.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Carlsbad, California and comprises approximately 21,000 square feet of leased space that we occupy under a lease expiring in 2004. We lease 15 facilities in North America, including a facility in Tijuana, Mexico that supports the U.S. operations. These facilities total approximately 682,000 square feet under leases with expiration dates ranging from 1999 through 2008. We also own and operate five factories in the U.S. totaling approximately 764,000 square feet.

For our international operations, we lease 25 facilities in Europe, Canada and Australia totaling approximately 254,000 square feet under leases with expiration dates through 2017. We own nine facilities in Europe with approximately 670,000 square feet.

Our facilities are used primarily for manufacturing, distribution and administration. We have options to renew a number of the leases. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any of these actions will have a material adverse effect upon our financial position or results of operations.

In October 1995, we announced that our board of directors had formed a special committee of outside directors to investigate possible accounting irregularities at our Bio Clinic Corporation subsidiary. Upon completion of our board's internal investigation, we voluntarily restated our financial statements for fiscal years 1994 and 1995. Shortly after discovering the irregularities, we replaced the management team at Bio Clinic and subsequently sold most of the business in 1996. We promptly reported this incident to the Securities and Exchange Commission, which entered a formal order of private investigation. We cooperated fully with the Commission in their investigation, which was completed with entry of a consent decree on February 25, 1999. The Commission cited the five responsible individuals formerly at Bio Clinic for securities law violations. However, the Commission did not charge Sunrise or any of our current management with any violations of the antifraud provisions of the Securities Act, nor did it require Sunrise to pay any monetary penalty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instructions G(3) of Form 10-K, the following information is included as an unnumbered Item in Part I of this Report.

The following table sets forth our executive officers, who serve at the discretion of the Board of Directors. No person other than those listed below has been chosen to be an executive officer.

        Name          Age                       Position
-------------------- ---- ----------------------------------------------------
Murray H. Hutchison   60  Chairman of the Board, Chief Executive Officer and
                          President (effective October 4, 1999)

Richard H. Chandler   56  Chairman of the Board, Chief Executive Officer and
                          President (resigned October 4, 1999)

Ben Anderson-Ray      44  Senior Vice President Operations and Group President
                          Continuing Care Group

Steven A. Jaye        43  Senior Vice President, General Counsel and Secretary

Thomas H. O'Donnell   56  Senior Vice President Operations and Group President
                          - Home Healthcare Group

Barrie Payne          62  Senior Vice  President Operations, Group President
                          and Managing Director - Sunrise Medical Ltd.

John M. Radak         39  Vice President and Controller

Ted N. Tarbet         46  Senior Vice President and Chief Financial Officer

Management Profiles

Murray H. Hutchison. On October 4, 1999, Richard H. Chandler resigned as the chairman of the board, chief executive officer and president of the company. On that date, the Board of Directors appointed Mr. Hutchison to serve as interim chairman of the board of directors, chief executive officer and president and announced the retention of the executive recruiting firm of Spencer Stuart to lead a search for a permanent replacement for Mr. Chandler. Mr. Hutchison has served as a director of Sunrise since 1983. From 1976 through 1996, Mr. Hutchison was chairman of the board of International Technology Corporation, a NYSE-listed environmental management company and its chief executive officer from 1976 to 1994. Mr. Hutchison is currently a private investor and serves on the board of directors of Epic Solutions, Huntington Hotel Corporation, Olsen Company and Senior Resource Group, all privately held companies and Cadiz Land Company and Foodmaker, Inc., both publicly traded companies.

Richard H. Chandler. Mr. Chandler, who founded the company in 1983 and served as its chief executive officer since that time, resigned from his positions as chairman of the board of directors, president and chief executive officer, as well as his seat on the board, effective October 4, 1999. Mr. Chandler is now an employee consultant under an agreement providing for three years of services and a covenant not to compete with or solicit employees from the company. From 1982 to 1983, he was president of Richard H. Chandler Company, a management-consulting firm, during which period he planned the formation of Sunrise. From 1979 to 1982, he was president and chief executive officer of Abbey Medical, Inc., the nation's largest chain of home medical equipment stores at the time. Mr. Chandler participated in the leveraged buy- out of Abbey Medical from Sara Lee Corporation in June 1979 and arranged for Abbey's sale to American Hospital Supply Corporation in April 1981. From 1974 to 1979, he held senior management positions with Sara Lee Corporation, ending as a group vice president and including two years when he was president of the Abbey Medical/Abbey Rents division.

Ben Anderson-Ray. Mr. Anderson-Ray was elected group president in July 1998 of the newly defined Sunrise Medical Continuing Care Group, which manufactures Joerns and Corona beds and furniture and Parker Bath bathing equipment for nursing homes and other healthcare institutions. From November 1996 to this new election, Mr. Anderson-Ray was president of the Mobility Products Division. From 1994 to 1996 he served as vice president of marketing and business development for the Rubbermaid Home Products Division. Prior to this, he was general manager of cooking, cleaning and beverage product for Black & Decker Corporation. From 1984 to 1993 Mr. Anderson-Ray held positions at General Electric including manager of Asia-Pacific marketing and sales, manager of international automotive products and product manager of lighting products.

Steven A. Jaye. Mr. Jaye was elected senior vice president, general counsel and secretary in August 1996, after joining Sunrise as vice president and general counsel in August 1995. From 1991 through 1995, Mr. Jaye served as the vice president - legal affairs for Magma Power Company, a publicly traded international power producer. From 1984 through 1991, he served as a business attorney with the law firm of Latham & Watkins. Prior to receiving his legal degree, Mr. Jaye served as a design, production and quality assurance engineer for a subsidiary of Hughes Aircraft Company. In addition to his legal duties, Mr. Jaye is responsible for the worldwide purchasing, quality, risk management and real estate operations for Sunrise.

Thomas H. O'Donnell. Mr. O'Donnell was elected president of the Home Healthcare Group in July 1997. He served as executive vice president - operations of Sunrise from January 1987 until August 1988, when he was elected president of Quickie Designs Inc. (then a Sunrise subsidiary). In January 1996 he was named senior vice president - North America. Prior to joining Sunrise in 1986, Mr. O'Donnell was president and chief operating officer of General Computer Company, a manufacturer and distributor of personal computer peripherals. From 1984 to 1985, he was chief executive officer of Connecting Point of America, Inc., a chain of computer retail stores. From 1967 to 1984, he was with IBM Corporation in a variety of management positions, most recently as vice president - product management for the Entry Systems Division.

Barrie Payne. Mr. Payne was elected senior vice president of Sunrise in January 1996 and has been managing director of Sunrise Medical Ltd. (U.K.) since June 1983. In addition to his responsibilities at Sunrise Medical Ltd. (U.K.), Mr. Payne oversees Sunrise's distribution divisions in Scandinavia and the Netherlands. From January 1996 through June 1997, Mr. Payne also served as senior vice president - Europe. Mr. Payne joined Sunrise following our purchase of A-BEC Mobility Inc., a company founded by Mr. Payne in 1972, where he served as president. A-BEC Mobility Inc. distributed electric wheelchairs and other power mobility products.

John M. Radak. Mr. Radak was elected vice president and controller in January 1995. From 1992 to 1995, Mr. Radak was vice president, finance for the respiratory care subsidiary of Bird Medical Technologies Inc., a medical device manufacturer. Prior to joining Bird, he held various financial management positions with Calcomp Inc., a Lockheed/Martin subsidiary that manufactures printers and plotters for computer graphics applications. Mr. Radak is a certified public accountant.

Ted N. Tarbet. Mr. Tarbet was elected senior vice president and chief financial officer in August 1993. Mr. Tarbet joined Sunrise in 1986 as corporate controller. In 1988 he was made a vice president and in 1989 he was elected to the position of vice president, chief financial officer and secretary. From 1981 to 1986, Mr. Tarbet served as controller and then as vice president and chief financial officer of Anadex Inc., a manufacturer of personal computer products. Mr. Tarbet is a certified public accountant.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $1 par value, trades on the New York Stock Exchange under the symbol "SMD." The highest and lowest daily closing price for each quarterly period during the last two fiscal years was as follows:

                            Fiscal Year 1999     Fiscal Year 1998
                          -------------------  -------------------
                            High       Low       High       Low
                          --------- ---------  --------- ---------
First Quarter.....        14 7/16   6 9/16     16 1/2    14 1/16
Second Quarter....        13 1/2    8 5/16     16 9/16   14 3/4
Third Quarter.....        12 3/8    6 1/8      16 3/8    13 9/16
Fourth Quarter....        9 1/4     5 15/16    16 3/16   14 1/8
Year..............        14 7/16   5 15/16    16 9/16   13 9/16

The number of holders of record of Sunrise common stock as of October 1, 1999 was 606.

We have not paid cash dividends to holders of our common stock and have no plans to do so in the foreseeable future. Provisions of our credit facility and senior notes restrict the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

                                                 Years Ended
                              -------------------------------------------------
                               July 2,   July 3,  June 27,  June 28,  June 30,
                                1999     1998(3)    1997      1996      1995
                              --------- --------- --------- --------- ---------
Consolidated results of
operations data (1):
 Net sales .................. $660,248  $657,169  $670,545  $675,417  $609,086
 Gross profit................  199,494   205,538   222,739   225,788   210,154
 Marketing, selling and
   administrative expenses...  147,027   155,998   162,504   172,847   145,148
 Research and development
   expenses..................   21,075    17,919    17,483    16,265    14,587
 Amortization of goodwill
   and other intangibles.....    8,589     8,440     8,273     8,686     6,823
 Re-engineering expenses and
   merger costs..............      --     29,016       --     65,152       --
 Operating income (loss).....   22,803    (5,835)   34,479   (37,162)   43,596
 Interest expense............   16,486    15,222    14,774    16,687    10,366
 Income (loss) before taxes..    8,269   (11,802)   23,477   (51,749)   34,584
 Net income (loss)...........   $4,498  ($12,010)  $12,114  ($40,378)  $19,956
                              ========= ========= ========= ========= =========

 Basic net income (loss)
   per share.................    $0.20    ($0.55)    $0.56    ($1.89)    $0.93
                              ========= ========= ========= ========= =========

 Weighted average shares
   outstanding...............   22,195    22,001    21,656    21,391    21,400
                              ========= ========= ========= ========= =========
 Diluted net income (loss)
   per share.................    $0.20    ($0.55)    $0.55    ($1.89)    $0.93
                              ========= ========= ========= ========= =========
 Weighted average number
   of shares assuming
   dilution..................   22,253    22,001    21,933    21,391    21,556
                              ========= ========= ========= ========= =========

Consolidated balance sheet
   data (1):
 Working capital............. $120,087  $107,579  $103,087  $107,193  $121,381
 Total assets................  607,190   616,305   615,731   624,578   607,320
 Long-term debt, including
   current installments......  205,838   191,782   193,812   213,517   184,403
 Stockholders' equity (2).... $266,998  $272,660  $283,692  $263,281  $301,731

(1) All financial data has been restated to reflect the 1998 acquisition of Sentient Systems, Inc., accounted for as pooling of interests.

(2) We did not declare cash dividends for the years 1995 through 1999.

(3) Fiscal year 1998 contained 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the fiscal year ended July 2, 1999, consolidated net revenues increased $3 million, or 0.5%, from 1998. The effects of foreign currency translation, divestitures and acquisitions were negligible. This compares to a sales decrease of 2% in 1998 from the 1997 level. Fiscal year 1998 was a 53- week year while fiscal years 1997 and 1999 each contained 52 weeks. Net income increased to $4.5 million in 1999 compared to a net loss of $12 million in 1998 after non-recurring expenses. Earnings per share were $0.20 compared to a loss per share of $0.55 in 1998. Earnings per share were $0.55 in 1997.

In the fourth quarter of 1998, we completed our multi-year, company-wide re- engineering program and also concluded our merger with Sentient Systems, Inc., now named DynaVox Systems (DynaVox). Approximately $29 million in re- engineering expenses and merger costs were incurred during 1998 to complete these activities. Excluding re-engineering expenses and merger costs, we earned $5.4 million or $0.24 per share in 1998. All financial data has been restated to reflect the 1998 acquisition of Sentient Systems, Inc., which was accounted for as a pooling of interests.

Net Sales Analysis

Net sales were $660 million in 1999 compared to $657 million in 1998 and $671 million in 1997. While unit volumes increased for many rehabilitation products in 1999, decreased volumes in the nursing home sector, continuing price competition and product mix resulted in marginal revenue growth over 1998.

Fluctuations of foreign currency rates did not have a significant impact on 1999 revenues but decreased overall net sales by 3% in 1998 and 1% in 1997. The impact of foreign currency fluctuations on net sales is not necessarily indicative of the impact on operating results due to the offsetting foreign currency impact on costs and expenses and our hedging activities. (See Note 1 to the consolidated financial statements for our accounting policies for foreign currency instruments.)

Internal sales growth of 2% in 1998 was primarily the result of continued unit sales increases partially offset by generally declining prices due to pricing pressures and to a change in the product mix to lower-priced products. The merger with DynaVox in April 1998 contributed $15 million or 2% of net sales in 1998 and 2% in 1997. International sales accounted for 43% of consolidated net sales in 1999 compared with 42% in 1998 and 44% in 1997.

Healthcare cost reduction continues to be pursued in the United States and Europe, causing downward pressure on our prices. We believe that we are appropriately reducing our cost structure through a strategic re-alignment and by consolidating business units, factories and salesforces.

Analysis of Product Line Sales Contribution

The following table shows net sales by operating segment as a percentage of total net sales:

($ in millions)

                                          1999          1998          1997
                                     ------------- ------------- -------------
U.S. rehabilitation products........ $363.6    55% $359.8    55% $342.9    51%

European rehabilitation products....  219.0    33%  217.8    33%  230.0    34%
                                     ------- ----- ------- ----- ------- -----
  Subtotal rehabilitation products.. $582.6    88% $577.6    88% $572.9    85%

Institutional products..............   77.6    12%   79.6    12%   83.8    13%

Comfort Clinic (1)..................     --      --    --      --  13.8     2%
                                     ------- ----- ------- ----- ------- -----
   Total                             $660.2   100% $657.2   100% $670.5   100%
                                     ======= ===== ======= ===== ======= =====

(1) Divested in October 1996

Rehabilitation Products

Rehabilitation Product sales increased $5 million in 1999 to $583 million from $578 million in 1998, primarily due to growth in speech devices and European sales.

U.S. rehabilitation products net sales of $364 million increased 1% in 1999 from $360 million in 1998. This compares to growth of 5% in 1998 and 6% in 1997. Overall, speech devices and mobility product sales increased in both 1999 and 1998. Sales growth in each year was negatively impacted by declining prices. Pediatric and positioning products, seating products and custom wheelchairs led the growth in 1999. In 1998, mobility products growth was primarily due to strong sales in custom and standard lightweight manual wheelchairs. Personal care product sales declined slightly from the prior year, however standard wheelchairs, bath safety and ambulatory products sales advanced over the prior year. In 1999, oxygen and sleep therapy product sales exceeded the prior year but respiratory sales declined overall due to soft sales of liquid and gas products. Respiratory sales advanced modestly in 1998, negatively impacted by the Balanced Budget Act of 1997, which reduced reimbursement for oxygen concentrator rentals beginning January 1, 1998, causing respiratory dealers to delay purchases of equipment for their rental fleets. Speech device sales increased 3.7% from 1998 and 11% from 1997 primarily driven by the introduction of new products and expanded international sales.

Rehabilitation product sales in Europe were $219 million in 1999, up slightly from $218 million in 1998 primarily due to the introduction of the Breezy 300 manual and Breezy P300 power chairs. Sales in Europe decreased by 5% in 1998 compared to 1997. In 1998, overall European unit sales volumes were up on relatively flat prices, partially offset by a shift in product mix to lower-priced products. Sales were also negatively impacted by disruptions related to the consolidation of four factories in the U.K. and unfavorable foreign currency exchange rates. The impact on European sales of these unfavorable rates was 6% in 1998 and 4% in 1997. The impact of foreign currency translation was negligible in 1999. Excluding the impact of acquisitions and foreign currency exchange movements, sales grew by 1% in 1998 after growth of 5% in 1997. In 1998, sales growth within Europe was strongest in Western Europe and our distribution organizations.

Institutional Products

Institutional product sales decreased 2% in 1999 to $78 million compared to declines of 5% in 1998 to $80 million and 7% in 1997 to $84 million. Sales of bathing products in 1999 increased 14% from the prior year, but were more than offset by a decline in revenues from beds and patient room furnishings. These declines were due to lower average selling prices resulting from adverse changes in Medicare reimbursement impacting our customer base. In 1999 and 1998 unit volume increased in sales of beds, patient room furniture and bathing systems, but the increases were partially offset by a decline in unit sales of accessories. Generally, average selling prices declined as a result of a change in mix to lower priced products, while the decrease in unit sales of accessories was attributed to customers purchasing fewer of them with their new bed orders.

Expense and Profit Analysis

The following is a summary of expenses and profits as a percentage of net sales:

($ in millions)

                                                                % Increase
                                                                 (decrease)
                                                              ---------------
                                                               1999/   1998/
                                     1999     1998     1997     98      97
                                   -------- -------- -------- ------- -------
Net sales.........................  $660.2   $657.2   $670.5       1%     -2%

Gross profit......................   199.5    205.5    222.7      -3%     -8%
  % of net sales..................    30.2%    31.3%    33.2%
Marketing, selling and
  administrative expenses.........   147.0    156.0    162.5      -6%     -4%
  % of net sales..................    22.3%    23.7%    24.2%
Research and development expenses.    21.1     17.9     17.5      18%      2%
  % of net sales..................     3.2%     2.7%     2.6%
Amortization of goodwill
  and other intangibles...........     8.6      8.4      8.3       2%      1%
  % of net sales..................     1.3%     1.3%     1.2%
Re-engineering expenses and
  merger costs....................      --     29.0       --     *       *
  % of net sales..................      --      4.4%      --      --      --
                                   -------- -------- --------
Operating income (loss)...........    22.8     -5.8     34.5     *       *
  % of net sales..................     3.5%    -0.9%     5.1%
Interest expense..................    16.5     15.2     14.8       8%      3%
  % of net sales..................     2.5%     2.3%     2.2%
Interest income and other, net....     2.0      9.3      3.8     -79%    145%
  % of net sales..................     0.3%     1.4%     0.6%
                                   -------- -------- --------
Income (loss) before income taxes.     8.3    -11.8     23.5     *       *
  % of net sales..................     1.3%    -1.8%     3.5%
Income tax expense................     3.8      0.2     11.4     *       *
  % of income (loss) before taxes.    45.6%     1.8%    48.4%
                                   -------- -------- --------
Net income (loss).................    $4.5   ($12.0)   $12.1     *       *
  % of net sales..................     0.7%    -1.8%     1.8%
                                   ======== ======== ========
*    Percentage not meaningful

Gross profit as a percentage of net sales decreased 1.1 percentage points in 1999 and 1.9 percentage points in 1998. The current year's gross margin was adversely affected by price declines, product mix shifts and higher distribution costs to expedite backlog shipments. In 1998, gross margin in a number of domestic product lines was adversely affected by market pricing pressures and product mix shift, and European gross margins were adversely affected by unfavorable foreign exchange rates, the disruptive impact of factory consolidations and the growth of buying groups. We have taken steps to counter this trend, including reductions in force and selected price increases.

Marketing, selling and administrative expenses declined 6% and, as a percentage of net sales, 1.4 percentage points in 1999 following a decrease of 0.5 percentage points in 1998. The decrease reflected our commitment to keep tight control of operating expenses as well as the benefits from implementation of our re-engineering program. Included in expenses for 1999 was approximately $2.0 million of severance expense which resulted from the fourth quarter profit improvement plan. Marketing, selling and administrative expenses for 1998 included costs estimated to be approximately $2.3 million for positions duplicated temporarily during the consolidation of divisions.

Research and development expenses increased 18% to $21.1 million in 1999, compared to an increase of 2% in 1998. The growth in research and development spending has been ahead of sales growth and continues to reflect our investment in applying new technologies to address unmet user needs and develop higher margin products.

We completed our three-year re-engineering program in 1998. Approximately $27 million in non-recurring costs were incurred during that year primarily associated with implementation of common software and hardware systems and with facilities consolidations and relocations. In addition, we merged with DynaVox in the fourth quarter of 1998. Approximately $2 million of merger related expenses were incurred. Pre-tax charges of $4.7 million were incurred in 1997 in connection with the re-engineering principally to implement related information system conversions.

Operating income of $23 million in 1999, or 3.5% of net sales, was consistent with 1998 both in dollars and as a percent to net sales, excluding 1998 re- engineering expenses and merger costs. Operating income decreased to 3.5% in 1998 from 5.1% in 1997 primarily due to the decline in the gross margin to 31.3% from 33.2% in 1997.

Operating income from U.S. rehabilitation products was $15 million in 1999 compared to $18 million in 1998, and $19 million in 1997. The 1999 decrease reflected the impact of lower gross margins as a result of pricing pressure, product mix shifts and higher distribution costs to expedite backlog shipments in homecare products. The decrease was partially offset by the favorable impact of higher sales of speech devices and lower operating expenses. Operating income was also affected by severance expense related to the fourth quarter profit improvement plan.

European rehabilitation products operating income of $13 million in 1999 was $8 million higher than in 1998 mainly due to improved gross margins and lower operating expenses. Operating income decreased to $5 million in 1998 from $16 million in 1997 due to the adverse effect on gross margins of unfavorable foreign exchange rates and the disruptive impact of factory consolidations in the U.K.

Institutional products had an operating loss of $4 million in 1999 compared to operating income of $0.6 million in 1998 and an operating loss of $1 million in 1997. The decrease in 1999 was due to adverse changes in Medicare reimbursement affecting our customers and causing their order rates and average selling prices to decline. Financial performance in this segment is expected to improve once our customers adjust to the lower reimbursement levels.

Interest expense increased by 8% in 1999 to $16.5 million and 3% in 1998 to $15.2 million. The increase each year was due to higher average borrowings and interest rates. Higher interest rates were caused by less favorable terms in our credit agreement and higher interest rates for the new senior notes, which fixed interest rates for seven to 10 years.

Interest income increased 17% in 1999 to $4.3 million after an increase of 8.5% in 1998 primarily due to the growth in installment receivables in 1999.

Included in Other income (expense), net in 1999 is a $2.2 million charge related to termination costs of interest rate swap agreements. In 1998, we reported other income of $5.6 million primarily as a result of a favorable settlement of a patent infringement lawsuit of $4.4 million and approximately $0.5 million from the sale of property in the U.K.

In 1999, our income tax expense was $3.8 million compared to $0.2 million in 1998 and $11.4 million in 1997. The effective tax rates of 45.6%, 1.8% and 48.4% in 1999, 1998 and 1997, respectively, differ from the expected statutory rate primarily due to the effect of non-deductible goodwill amortization. In addition to the goodwill impact, the effective tax rate of 1.8% in 1998 on a loss before income taxes of $11.8 million was also driven by tax expense recorded on pre-tax income in certain foreign jurisdictions with high tax rates.

Net income in 1999 was $4.5 million, or 0.7% of net sales compared to a net loss of $12 million in 1998. The current year earnings were impacted by severance expense of $2.7 million as a result of the fourth quarter profit improvement plan and $2.2 million in interest rate swap termination costs. Excluding the after-tax impact of re-engineering expenses and costs associated with the DynaVox merger in 1998, net income was $5.4 million in 1998 or 0.8% of net sales. In 1997, net income was $12.1 million or 1.8% of net sales.

Earnings per share in 1999 were $0.20 compared to a loss per share of $0.55 in 1998. Earnings per share were $0.36 in 1999 before $6.0 million of unusual charges primarily related to severance and swap termination costs. Excluding re-engineering expenses and merger costs, we earned $0.24 per share in 1998. Earnings per share were $0.55 in 1997. The decrease in 1998 was primarily due to lower gross profit.

Impact of Inflation

We attempt to minimize or offset the impact of inflationary pressures on labor and raw material costs through increased sales volume, improved productivity, active cost control measures, and, to a lesser extent, increases in product pricing. We believe inflationary material cost increases may continue and the markets in which we sell our products will remain price- sensitive, thereby limiting our ability to offset higher costs with pricing actions.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Cash Flow

Cash and cash equivalents were approximately $1.5 million at July 2, 1999 and $0.9 million at July 3, 1998. Net cash provided by operating activities was $2.9 million compared to $4.8 million in the prior year. Cash generation (defined as net income plus non-cash charges) increased to $29.5 million in 1999 from $9.9 million in 1998, due to the increase in net income. This was offset by receivables growth, reflecting increased customer use of financing programs, together with a decrease in accrued compensation and other current liabilities. Working capital increased $13 million to $120 million in 1999.

Capital spending in 1999 was $15.8 million, primarily invested for enhancements in machinery and equipment and new product tooling, leasehold improvements at the new facility in Mexico and a plant expansion in Germany. There were no material capital expenditure commitments outstanding as of July 2, 1999. We generally expect capital expenditures to aggregate between 100-150% of depreciation expense.

We increased long-term borrowings by $16.3 million to finance operational activities and capital expenditures. Historically our principal source of liquidity has been cash flow from operations supplemented with borrowings under the existing revolving credit facility. At October 1, 1999, we had outstanding borrowings of $48 million under our $70 million unsecured revolving bank credit facility. As we discuss in more detail below under "Analysis of Long-Term Debt," the amount of the revolving credit facility will be reduced from $70 million to $25 million in July 2000 in quarterly increments of $15 million per quarter commencing in January 2000. In January 2001, borrowings outstanding under the revolving credit facility, together with the company's $40 million secured bank term loan, will be due and payable in full. We are considering a variety of alternatives to generate the cash to fund the credit line reductions, such as the divestiture of certain assets, including the sale and leaseback of company-owned manufacturing facilities, and the issuance of securities. We believe that we will be able to maintain adequate liquidity position through the above measures together with cash generation, management of working capital and capital expenditure levels, and available borrowings under our credit facility. We plan to explore a number of options to refinance our bank debt on or prior to its January 2001 due date, which may include one the options described above or new bank financing.

Acquisitions

On April 13, 1998, we exchanged approximately 2.7 million shares of common stock valued at approximately $40 million for all of the outstanding common stock of Sentient Systems Technology, Inc., now named DynaVox Systems, a manufacturer of augmentative communication devices and software for persons affected by speech disabilities. The transaction was accounted for as a pooling of interests.

On November 20, 1997, we completed the acquisition of Mechanical Application Designs, Inc. (MADI), a manufacturer of tilt/recline seating systems, for approximately 100,000 shares valued at $1.6 million and cash of $0.4 million. The transaction was accounted for as a purchase. Pro forma results of operations giving effect to the acquisition as though it had occurred on June 28, 1997 would not differ materially from amounts reported.

Capital Structure and Leverage

Our capital structure consists of two primary components: stockholders' equity and long-term debt. Stockholders' equity was $267 million at the end of 1999, a decrease of $5.7 million from the prior year-end. The decrease is primarily from the impact on accumulated other comprehensive income of foreign currency translation adjustments related to converting foreign denominated debt on our multi-currency line of credit to U.S. dollar denominated debt.

Analysis of Long-Term Debt

Analysis of Long-Term Debt
                                               1999      1998      1997
                                             --------- --------- ---------
Fixed-rate debt as a percentage of
  total debt at year-end....................       52%       93%       69%

Foreign denominated debt as a
  percentage of total debt at year-end......        5%       36%       58%

Weighted average annual interest rate.......      8.0%(1)   7.8%      7.4%

Interest coverage(2)........................      1.7x      2.5x      3.1x

(1) As a result of the recent amendments to our bank agreement discussed below, the weighted annual average interest rate increased to 11% based upon the interest rates prevailing on October 1, 1999.

(2) Earnings before income taxes, net interest expense and re-engineering expenses and merger costs divided by net interest expense.

Long-term debt, including current installments, of $206 million at July 2, 1999 increased approximately $14 million from $192 million at July 3, 1998. The ratio of debt to total capitalization increased to 42% at year-end, compared to 41% at the end of 1998.

We attempt to minimize interest expense while also managing exposure to variable interest rates by employing interest rate exchange agreements, or swaps, periodically to convert our bank borrowings from floating rate into the equivalent of fixed rate debt. However, as a policy we have not used interest rate swaps or any other derivatives that had a level of complexity or risk that, in our judgment, was higher than the hedged exposure. We do not hold or issue such instruments for trading purposes. As of July 2, 1999, we did not have any interest rate swap agreements.

We have used foreign-denominated borrowings from our multi-currency credit facility periodically to hedge against foreign currency balance sheet exposures that would otherwise result from changes in currency values. Total foreign- denominated debt at year-end was $10 million in 1999, $68 million in 1998, and $112 million in 1997.

In 1998, we completed a private placement of $100 million of senior notes, $50 million maturing after seven years and bearing interest at 7.09% with the remaining $50 million maturing after 10 years at an interest rate of 7.25%. The proceeds of this debt issuance were used to reduce the outstanding debt on our unsecured multi-currency credit facility.

Our multi-currency bank credit facility provides for maximum borrowings of $110 million. As of July 2, 1999, we had $94 million outstanding on the credit facility. The agreement was amended in April 1999 and further amended on September 30, 1999 relating to pricing and certain collateral matters. The credit facility required us to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, and interest coverage, and places certain restrictions on acquisitions and payment of dividends. As of July 2, 1999, we were in violation of one of the financial covenants. We have amended the agreement, which permanently waived the covenant violation.

The amended credit agreement reduced the maximum borrowings from $120 million to $110 million and divided the facility into a $70 million unsecured revolving credit facility and a $40 million secured term loan. The term loan is secured by all domestic accounts receivable and is due and payable in a single installment in January 2001. As of October 1, 1999, we had $88 million of borrowings outstanding under the credit facility, consisting of the $40 million term loan and $48 million of revolving credit facility borrowings.

Borrowings under the $70 million credit facility, as amended, are subject to certain revised financial covenants. The agreement places certain restrictions on acquisitions and payment of dividends and provides for a reduction in maximum borrowings on the revolving credit facility to $25 million in July 2000 in increments of $15 million per quarter beginning in January 2000. Additional reductions in maximum borrowings could occur if we generate excess cash flow, as defined, or if we fail to maintain a minimum ratio of debt to EBITDA as of June 30, 2000. The remaining $25 million is due and payable in January 2001.

Foreign Currency Risk Management

Operating on a global basis requires a posture of active currency risk management. To finance imports and exports, we utilize a variety of foreign currencies that are constantly shifting in relative value. We engage in hedging activities to reduce potential transaction losses on net cash flows and balances denominated in these currencies. These amounts can arise from cross-border trade flows or intercompany financing transactions. Our financial statements are also affected by foreign currency translation fluctuations. These distort the comparative results of foreign operations when they are translated into U.S. dollars using dissimilar rates.

In contrast to transaction gains or losses, translation adjustments are not the result of a cash exchange of currencies and, therefore, do not give rise to a direct economic gain or loss. In these cases the costs to execute hedges would exceed any consistently realizable tangible benefits. Consequently, we do not commit economic resources to hedge against the potential effect of foreign currency translation fluctuations. We believe that the best long-term protection of stockholder value is to do business in a broad number of currencies.

Dividend Policy

While provisions of our amended credit facility and senior notes restrict the payment of dividends, our present policy is to use available cash flow for reinvestment in our core businesses, for future acquisitions and for debt reduction rather than to pay a cash dividend. This policy reflects an appraisal by management and the Board of Directors of the attractiveness of our investment opportunities and their confidence in our ability to increase economic value for our stockholders through cash retention and reinvestment. This policy is reviewed periodically as industry conditions change.

Year 2000 Compliance

Many currently installed computer systems and software products in use around the world today are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any failure to make this distinction could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with these year 2000 requirements.

We have created a corporate oversight task force to address year 2000 issues. We have established milestones and detailed plans that are actively being implemented so that our research programs, products and internal computer, financial, manufacturing, research and other infrastructure systems are year 2000 compliant on a timely basis. A team of corporate and divisional staff, including our internal auditors, has performed and is performing independent reviews and evaluations of equipment and systems to verify compliance. Additionally, we are reviewing our customer and supplier relationships to assess and address year 2000 issues.

During 1998, all our information processing operations in the U.S. were consolidated into two year 2000 compliant system platforms from 10 original legacy systems. In Europe, the conversion of all our major manufacturing and distribution operations to a common year 2000 compliant system was completed in July of 1999.

We have undertaken internal reviews to evaluate all products manufactured and sold for year 2000 compliance. Most of our products are not affected due to the mechanical nature and the absence of date-dependent functions. Those products with date functions have been analyzed and tested by our engineering and quality assurance staff and it has been determined that all our products manufactured in the last five years are year 2000 compliant. While we have taken numerous steps to ensure that all products are year 2000 compliant and to make information on the year 2000 readiness of our products available to our customers, there is no way to fully guarantee that we will be completely successful in either case.

Also, we have requested assurances from our major suppliers that they are addressing this issue and that products procured by us will function properly in the year 2000. Some critical suppliers have been unwilling to provide these assurances and do not expect to provide these assurances prior to the year 2000. This is particularly the case outside of the United States where we have significant operations. This could result in manufacturing delays and backlogs. If necessary, and where feasible, substitute vendors will be identified. In addition, many governmental agencies, including agencies which directly or indirectly provide funding for the purchase of products sold by us, and other third parties such as telephone, electricity and other utility companies may not be year 2000 compliant. As a result, it is difficult for us to assess the likelihood, or the impact on our business, of such entities' failure to be year 2000 compliant.

The costs we incurred to date in connection with our year 2000 compliance program have not had a material impact on our financial condition or results of operations except as included in the computer conversion re-engineering expenses in fiscal 1998 as indicated. Based on the information currently available, we estimate that the total cost of completing our year 2000 compliance program will not be material. This estimate is based on information available at this time. New developments that occur could affect our estimate of the amount of time and costs necessary to become year 2000 compliant. We currently expect that the year 2000 issue will not pose significant operational problems. However, delays in our remediation efforts, or a failure to timely identify all year 2000 dependencies in the systems, equipment or processes of Sunrise, our vendors, customers, financial institutions or other third parties could have material adverse consequences, including delays in the manufacture, delivery or sale of products. We are in the process of developing contingency plans along with our remediation efforts for continuing operations in the event these problems arise, but we may not be fully successful in this regard.

The information about our year 2000 status is believed to be accurate, but is presented for information purposes only, and is not a contractual commitment or modification of any contract that may exist between us and any third party.

Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of the Statement is permitted. Adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations.

Factors That May Affect Future Operating Results

We have made forward-looking statements in this report, including the estimated benefits to be realized from the consolidation of various Sunrise divisions worldwide. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing us including:

Government Funding. The worldwide healthcare industry is subject to complex and extensive government regulation and relies heavily upon funding at the federal and state levels. In the U.S., we are a direct Medicaid provider only through our DynaVox subsidiary. We are not a direct provider under Medicare or Medicaid for our rehabilitation or institutional products. However, these products are sold to home medical equipment providers and distributors, nursing homes and hospitals that are providers under these programs and thus depend upon Medicare and/or Medicaid reimbursement for a portion of their revenues. We also depend on government funding available in Europe. Changes in U.S. or European funding practices could adversely impact our revenues and collections and put downward pressure on prices charged for products sold by us. See "Business -- Government Funding and Regulation."

We sell some products directly to the U.S. government, particularly the Department of Veteran's Affairs and General Services Administration. Sales to the U.S. government are subject to pricing and other regulatory requirements. Failure to meet these requirements may disqualify Sunrise from selling to the U.S. government in the future and subject us to fines.

Governmental Regulation. We and our customers and suppliers are subject to extensive federal and state regulation in the U.S., as well as regulation by foreign governments. We cannot predict the extent to which future legislative and regulatory developments concerning our business practices and products for the healthcare industry may affect us. Thus, any failure to comply with these laws, rules and regulations or any changes in the regulatory framework could have a material adverse effect on our business, financial condition, or results of operations. See "Business -- Governmental Funding and Regulation."

Competition. The medical device industry is characterized by intense competition. We encounter significant domestic and foreign competition from a number of established manufacturers in each of our product lines. Many of our competitors have larger market shares and substantially greater financial and other resources than we do and may succeed at utilizing these resources to obtain a temporary or permanent competitive advantage over us. See "Business -- Competition."

Products. Our competitors may succeed in developing or marketing products which are more effective or efficient than those that we may market. These developments may render our products obsolete or noncompetitive. Our future results will depend, in part, on our ability to enhance existing products and to introduce new products on a timely and cost-effective basis that meet evolving customer requirements. Delays in introduction or a disappointing market acceptance could have an adverse effect on our business.

Pricing Pressures. The growth in national chains and buying groups among home medical equipment providers has caused manufacturers, including us, to reduce their effective prices by offering increased volume discounts. The increasing penetration of managed care into the home medical equipment industry is exacerbating this trend. If we are unable to achieve sufficient manufacturing, supply chain and technological efficiencies to offset any future price reductions, our profit margins will be adversely affected.

Materials and Components. We purchase most of our raw materials, components and supplies from a number of different vendors on a non-exclusive basis. There can be no assurance that our vendors will not enter into exclusive arrangements with our competitors, or cease selling materials or products to us at commercially reasonable prices or at all. We procure a few components and materials on a single-source basis. If one of these single-source vendors failed to deliver components as planned, we would be temporarily unable to ship some of our products. Historically, prices paid by us for some raw materials, such as aluminum, foam and wood, have fluctuated widely. When prices have increased, we have not always been able to pass along the full effect of these increases to our customers.

Re-Engineering Program. We have completed our three-year corporate re-engineering program that has consolidated our domestic and European divisions and our U.S. salesforces. In 1998, we invested approximately $27 million in this program, including the costs of new and upgraded management information systems necessary to support the newly consolidated operations. These investments are expected to result in future cost reductions and operating efficiencies but no assurances can be given that such will be the case.

International Operations. A significant portion of our sales in recent years has been derived from our international operations. For the fiscal year ended July 2, 1999, international sales accounted for 43% of our total revenue. Our operations depend upon the economies of the markets in which we operate and therefore are subject to fluctuations in these economies and their corresponding currencies. Furthermore, any changes in foreign government reimbursement policies or regulations could have a material adverse effect on our business.

A number of our agreements are with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of the country or region in which the operation is located. We cannot accurately predict whether such forum will provide us with an effective and efficient means of resolving disputes that may arise in the future. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis.

Product Liability; Claims Exposure. Our products expose us to potential liabilities for end-user injuries or death caused by our products. Although we design and manufacture our products with a high degree of care and concern for safety, our products may fail to operate properly resulting in injury or death. We believe that our current liability insurance is adequate given our claims history, the cost of coverage and industry practice. However, there is a risk that our insurance coverage may not be adequate to satisfy the product liability awards that may arise.

Risks Associated with our Workforce. Of our approximately 4,600 full- time employees, approximately 430 employees at two factories in the U.S. are unionized with collective bargaining agreements that expire in 2002. In Europe, approximately 380 employees are covered by national union arrangements. Although we have never had a strike or work stoppage in our 16 year history, and although we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Additionally, we have an extensive sales and distribution network upon which we greatly depend. A loss of a large number of our salesforce could have a material adverse effect on our business.

Future Acquisitions. We intend in the future to pursue acquisitions of companies that would help us achieve our strategic goals, although we have no present commitments with respect to any acquisitions. Future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. In the event that any acquisition were to occur, there can be no assurance that our business, financial condition and results of operations would not be materially adversely affected.

Year 2000 Readiness. Failure by us or our suppliers or payors to be year 2000 compliant may have an adverse effect on our operations. We have created a corporate oversight task force to address year 2000 issues. We have established milestones and detailed plans which are actively being implemented so that our research programs, products and internal computer, financial, manufacturing and other infrastructure systems are year 2000 compliant on a timely basis. A team of corporate and divisional staff, including our internal auditors, has performed and is performing independent reviews and evaluations of equipment and systems to verify compliance. We have undertaken internal reviews to assess year 2000 issues related to our products. While we believe that all our products are year 2000 compliant, there is no way for us to fully guarantee that we will be completely successful in this regard.

We have requested assurances from our major suppliers that they are addressing this issue and that products procured by us will be year 2000 compliant. Some critical suppliers have been unwilling to provide these assurances. This is particularly the case outside of the U.S. where we have significant operations. Year 2000 failures on the part of our suppliers could result in manufacturing delays, increased costs or lost revenues. This could result in manufacturing delays and backlogs. In addition, many agencies, including government agencies which directly or indirectly provide funding for the purchase of products sold by us, and other third parties such as telephone, electricity and other utility companies may not be year 2000 compliant which may adversely affect our revenues and cash flow. It is difficult for us to assess the likelihood, or the impact on our business, of these entities' failure to be year 2000 compliant. See "Year 2000 Compliance."

We disclaim any obligation to update any of the above factors that may effect future operating results, to announce publicly the result of any revisions to any of the forward-looking statements contained in this report, or to make corrections to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include fluctuations in interest rates and currency exchange rates. Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating costs denominated in foreign currencies. The purpose of entering into these contracts is to protect against economic losses associated with foreign exchange transactions. Gains and losses on the hedges offset a majority of the increases or decreases in our local currency operating costs in the corresponding periods. The contracts have maturity dates that do not normally exceed 12 months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction impacts earnings. We do not purchase short-term forward exchange contracts for trading purposes. There were no foreign currency forward contracts outstanding as of July 2, 1999.

At July 2, 1999 a hypothetical 10% adverse movement in short-term interest rates on our variable rate debt would have resulted in a reduction of $0.5 million in annual pre-tax income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

Report of Management

Independent Auditors' Report

Consolidated balance sheets as of July 2, 1999 and July 3, 1998

Consolidated statements of operations for the years ended July 2, 1999, July 3, 1998 and June 27, 1997

Consolidated statements of stockholders' equity for the years ended July 2, 1999, July 3, 1998 and June 27, 1997

Consolidated statements of cash flows for the years ended July 2, 1999, July 3, 1998 and June 27, 1997

Notes to consolidated financial statements

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

Management maintains a comprehensive system of internal controls supported by formal policies and procedures, management training programs, a written code of business conduct, periodic internal audits and management reviews. Although no cost-effective system will preclude all errors and irregularities, we believe Sunrise Medical has in place a system of internal controls which provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition, transactions are recorded in accordance with our policies, and the financial information presented to our stockholders is reliable.

The Audit Committee of the Board of Directors is comprised solely of outside directors. The Audit Committee meets periodically with the independent auditors, our internal auditors and financial management to ensure that each is carrying out their responsibilities. Both the independent auditors and the internal auditors have free and direct access to the Audit Committee.

Our independent auditors are recommended by the Audit Committee and selected by the Board of Directors. The consolidated financial statements have been audited by KPMG LLP, who have expressed their opinion elsewhere herein with respect to the fairness of the statements. Their audits included a review of the system of internal control and tests of transactions to the extent they considered necessary to render their opinion.

Ted N. Tarbet

Senior vice president and chief financial officer

John M. Radak

Vice president and controller

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

of Sunrise Medical Inc.:

We have audited the accompanying consolidated balance sheets of Sunrise Medical Inc. and Subsidiaries as of July 2, 1999 and July 3, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended July 2, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14.a (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Medical Inc. and Subsidiaries as of July 2, 1999 and July 3, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Diego, California
August 13, 1999, except as to Note 7
which is as of September 30, 1999.

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                              July 2,   July 3,
                                                               1999      1998
                                                             --------- ---------
                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $1,485      $931
  Trade receivables, net of allowance for doubtful
    accounts of $4,971 and $8,155, respectively.............  127,374   121,967
  Installment receivables, net..............................   23,068    12,329
  Income tax refunds receivable.............................      523     4,013
  Inventories...............................................   87,941    94,589
  Deferred income taxes.....................................   15,435    19,288
  Other current assets......................................    6,745     3,622
                                                             --------- ---------
      Total current assets..................................  262,571   256,739
Property and equipment, net of accumulated
  depreciation and amortization of $90,511 and $81,753,
  respectively..............................................   83,560    85,804
Goodwill and other intangible assets, net of accumulated
  amortization of $59,280 and $50,691 respectively..........  250,650   266,815
Other assets, net...........................................   10,409     6,947
                                                             --------- ---------
Total assets................................................ $607,190  $616,305
                                                             ========= =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................  $14,890    $3,753
  Trade accounts payable....................................   57,879    59,639
  Accrued compensation and other liabilities................   68,913    82,974
  Accrued income taxes......................................      802     2,794
                                                             --------- ---------
      Total current liabilities.............................  142,484   149,160

Long-term debt, less current installments...................  190,948   188,029
Deferred income taxes.......................................    6,760     6,456

Stockholders' equity:
  Preferred stock, $1 par. Authorized 5,000 shares;
    none issued.............................................      --        --
  Common stock, $1 par. Authorized 40,000 shares; 22,204
    and 22,151 shares, respectively, issued and outstanding.   22,204    22,151
Additional paid-in capital..................................  203,548   203,346
Retained earnings...........................................   51,492    46,994
Accumulative other comprehensive (loss) income .............  (10,246)      169
                                                             --------- ---------
    Total stockholders' equity..............................  266,998   272,660
                                                             --------- ---------
Total liabilities and stockholders' equity.................. $607,190  $616,305
                                                             ========= =========

(See accompanying notes to consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amount)

                                                          Years Ended
                                                --------------------------------
                                                 July 2,    July 3,    June 27,
                                                   1999       1998       1997
                                                ---------- ---------- ----------
Net sales......................................  $660,248   $657,169   $670,545
Cost of sales..................................   460,754    451,631    447,806
                                                ---------- ---------- ----------
Gross profit...................................   199,494    205,538    222,739

Marketing, selling and administrative expenses.   147,027    155,998    162,504
Research and development expenses..............    21,075     17,919     17,483
Amortization of goodwill and other intangibles.     8,589      8,440      8,273
Re-engineering expenses and merger costs.......       --      29,016        --
                                                ---------- ---------- ----------
Operating income (loss)........................    22,803     (5,835)    34,479
                                                ---------- ---------- ----------
Other (expense) income:
  Interest expense.............................   (16,486)   (15,222)   (14,774)
  Interest income..............................     4,293      3,659      3,372
  Other income and expense, net................    (2,341)     5,596        400
                                                ---------- ---------- ----------
                                                  (14,534)    (5,967)   (11,002)
                                                ---------- ---------- ----------
Income (loss) before income taxes..............     8,269    (11,802)    23,477
Income tax expense.............................     3,771        208     11,363
                                                ---------- ---------- ----------
Net income (loss)..............................    $4,498   ($12,010)   $12,114
                                                ========== ========== ==========

Basic earnings (loss) per share................     $0.20     ($0.55)     $0.56
                                                ========== ========== ==========

Weighted average number of shares outstanding..    22,195     22,001     21,656
                                                ========== ========== ==========

Diluted earnings (loss) per share..............     $0.20     ($0.55)     $0.55
                                                ========== ========== ==========

Weighted average number of shares
  assuming dilution............................    22,253     22,001     21,933
                                                ========== ========== ==========

(See accompanying notes to consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                                   Accumu-
                                                                   lative
                              Common Stock                          Other
                            -----------------                      Compre-    Total
                             Number           Additional           hensive   Stock-
                               of              Paid-in  Retained   (loss)   holders'
                             Shares   Amount   Capital  Earnings   Income    Equity
                            -------- -------- --------- --------- --------- ---------
Balance at June 28, 1996...  21,428  $21,428  $194,571   $46,890      $392  $263,281

 Exercise of stock options,
  including associated
  tax benefits.............      41       41       405       --        --        446
 Issuance of stock for
  acquisition..............     416      416     6,068       --        --      6,484
 Comprehensive income:
   Net income..............      --       --       --     12,114       --        --
   Foreign currency
    translation adjustment.      --       --       --        --      1,367       --
 Total comprehensive
  income...................      --       --       --        --        --     13,481
                            -------- -------- --------- --------- --------- ---------
Balance at June 27, 1997...  21,885   21,885   201,044    59,004     1,759   283,692

 Exercise of stock options,
  including associated
  tax benefits, net........     166      166       846       --        --      1,012
 Issuance of stock for
  acquisitions.............     100      100     1,456       --        --      1,556
 Comprehensive income:
   Net loss................      --       --       --    (12,010)      --        --
   Foreign currency
    translation adjustment.      --       --       --        --     (1,590)      --
 Total comprehensive
  loss.....................      --       --       --        --        --    (13,600)
                            -------- -------- --------- --------- --------- ---------
Balance at July 3, 1998....  22,151   22,151   203,346    46,994       169   272,660

 Exercise of stock options,
  including associated
  tax benefits, net........      53       53       202       --        --        255
 Comprehensive income:
   Net income..............      --       --       --      4,498       --        --
   Foreign currency
    translation adjustment.      --       --       --        --    (10,415)      --
 Total comprehensive
  loss.....................      --       --       --        --        --     (5,917)
                            -------- -------- --------- --------- --------- ---------
Balance at July 2, 1999....  22,204  $22,204  $203,548   $51,492  ($10,246) $266,998
                            ======== ======== ========= ========= ========= =========

(See accompanying notes to consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amount)

                                                             Years Ended
                                                    -----------------------------
                                                     July 2,   July 3,  June 27,
                                                      1999      1998      1997
                                                    --------- --------- ---------
Cash flows from operating activities:
  Net income (loss)................................   $4,498  ($12,010)  $12,114
  Depreciation and amortization....................   16,161    15,510    17,987
  Amortization of goodwill and other intangibles...    8,589     8,440     8,273
  Deferred income taxes............................     (708)   (1,492)    6,539
  Other non-cash items.............................      942      (520)       --
  Changes in asset and liabilities, net of
    effect of acquisitions:
     Trade receivables, net........................   (7,255)   (7,145)   (1,112)
     Installment receivables, net..................  (13,545)    1,489    (3,449)
     Inventories...................................    5,332    (5,367)   (9,586)
     Other assets..................................   (2,125)   (6,509)    3,225
     Accrued income taxes..........................    1,695       556       (92)
     Trade accounts payable and other liabilities..  (10,696)   11,820     1,024
                                                    --------- --------- ---------
Net cash provided by operating activities..........    2,888     4,772    34,923
                                                    --------- --------- ---------
Cash flows from investing activities:
  Purchase of property and equipment, net..........  (15,780)  (16,549)  (29,248)
  Proceeds from sale of property...................       --     6,423        --
  Proceeds from sales of business..................       --        --    14,000
  Net cash invested in acquisition of business.....       --      (418)     (856)
                                                    --------- --------- ---------
Net cash used for investing activities.............  (15,780)  (10,544)  (16,104)
                                                    --------- --------- ---------
Cash flows from financing activities:
  Borrowings of long-term debt.....................  159,269   239,283   133,479
  Repayments of long-term debt..................... (142,931) (237,982) (146,986)
  Proceeds from issuance of common stock...........      255     1,012       458
                                                    --------- --------- ---------
Net cash provided by (used for) financing
  activities.......................................   16,593     2,313   (13,049)
                                                    --------- --------- ---------
Effect of exchange rate changes on cash............   (3,147)      167    (3,504)
                                                    --------- --------- ---------
Net increase (decrease) in cash
  and cash equivalents.............................      554    (3,292)    2,266
Cash and cash equivalents at beginning of year.....      931     4,223     1,957
                                                    --------- --------- ---------
Cash and cash equivalents at end of year...........   $1,485      $931    $4,223
                                                    ========= ========= =========

(See accompanying notes to consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sunrise Medical Inc. designs, manufactures and markets medical products used by the disabled and the elderly. Products include custom, manual and power wheelchairs and related seating systems, home respiratory devices, personal care products, nursing home beds and furnishings, specialized bathing systems and speech devices.

Basis of Consolidation. The consolidated financial statements include domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated. The applicable local currency of each of our foreign subsidiaries is the functional currency. The translation from the foreign currencies is performed using year-end exchange rates for assets and liabilities, and for revenue and expense accounts using a weighted average exchange rate during the year. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in "Accumulated other comprehensive income," which is part of stockholders' equity. As described more fully in Note 4, on April 13, 1998 we merged with Sentient Systems, Inc., now named DynaVox Systems (DynaVox). The merger was accounted for as a pooling of interests. Accordingly, our consolidated financial statements have been restated for all periods prior to the business combination to include the results of DynaVox. The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management's estimates.

Reclassification. Certain reclassifications have been made to the prior year amounts to conform to the 1999 presentation.

Fiscal Year End. Our fiscal year ends on the Friday closest to June 30, resulting in years of either 52 or 53 weeks. The year ended July 2, 1999 was 52 weeks, the year ended July 3, 1998 was 53 weeks, and the year ended June 27, 1997 was 52 weeks.

Inventories. Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market value.

Property and Equipment. Property and equipment are stated at cost and depreciated over estimated useful lives by the straight-line or declining balance methods. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or the related lease terms by the straight-line method. The estimated useful lives are three to 40 years for buildings and improvements and two to 12 years for machinery and equipment.

Goodwill. The excess of purchase price over the fair value of net assets of acquired businesses (goodwill) is amortized on a straight-line basis over periods of 20 to 40 years, depending on the nature and type of business acquired.

Long-Lived Assets. We evaluate long-lived assets for impairment and record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. This loss is measured by the difference between carrying amounts and estimated fair values.

Financial Instruments with Off-Balance Sheet Risk. In the ordinary course of business, we utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates and foreign exchange rates. We enter into these transactions with major international financial institutions utilizing over-the-counter as opposed to exchange traded instruments. These transactions are entered into only for purposes of market risk management.

We attempt to minimize interest expense while also managing exposure to variable interest rates by periodically employing interest rate agreements, or swaps, to convert bank borrowings from floating rate into the equivalent of fixed rate debt. We have used foreign-denominated borrowings from our multi- currency credit facility to hedge against foreign currency balance sheet exposures that would otherwise result from changes in currency values.

We enter into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with existing assets and liabilities, and certain firmly committed transactions, as well as probable but not firmly committed transactions. In addition, we have entered into foreign exchange forward contracts to hedge certain intercompany loan transactions between our European divisions. Our foreign exchange risk management policy calls for the company to hedge substantially all material foreign exchange transaction exposures. However, we may not hedge certain foreign exchange transaction exposures that are immaterial either in terms of their minimal U.S. dollar value or in terms of their historically high correlation with the U.S. dollar.

Probable but not firmly committed transactions comprise sales of our products in currencies other than the U.S. dollar. A majority of these non-U.S. dollar- based sales are made through our European subsidiaries. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

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

We monitor interest rate and foreign exchange positions based on applicable and commonly used pricing models. The correlation between the changes in the fair value of hedging instruments and the changes in the underlying hedged items is assessed periodically over the life of the hedged instrument. In the event that it is determined that a hedge is ineffective, including if and when the hedged transactions no longer exists, we would recognize in income the change in market value of the instrument beginning on the date it was no longer an effective hedge.

Further information regarding our accounting treatment of financial instruments may be found in Note 8 - "Derivatives."

Revenue Recognition. We recognize revenue from product sales upon shipment and provide an appropriate allowance for estimated returns and adjustments.

Warranty Costs. Certain products are covered by warranties against defects in material and workmanship for periods of up to five years. Components of certain products carry a lifetime warranty. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience.

Research and Development Costs. Research and development costs relate to both present and future products and are expensed in the year incurred.

Stock-Based Compensation. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to present required disclosures and to continue to account for stock-based employee compensation using the method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

Net Income (Loss) per Share. Basic EPS is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of our common shares during the period.

Comprehensive Income (Loss). We adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) in 1999. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Cash Flow Information. Cash payments for interest were $17,356 in 1999, $14,380 in 1998, and $14,200 in 1997. Cash payments for income taxes were $6,012 in 1999, $5,696 in 1998, and $11,740 in 1997. We received income tax refunds of $4,400 in 1999, $6,131 in 1998, and $9,680 in 1997.

2. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Installment Receivables. Installment receivables consist of the following:

                                                      July 2,   July 3,
                                                       1999      1998
                                                     --------- ---------
  Current portion...................................  $27,832   $16,198
  Less:
     Unearned interest..............................   (3,055)   (2,185)
     Allowance for doubtful accounts................   (1,709)   (1,684)
                                                     --------- ---------
     Net current portion............................   23,068    12,329
  Due after one year (included in other assets).....    8,509     5,716
                                                     --------- ---------
  Total installment receivables, net................  $31,577   $18,045
                                                     ========= =========

The carrying amount of installment receivables approximates their fair value. The majority of these receivables are due in less than one year, and the related interest rates have not varied significantly over the past two years.

Trade Receivables, Income Tax Refunds Receivable, Trade Accounts Payable and Accrued Expenses. The carrying amounts of these instruments approximate their fair values due to their short term nature.

Long-Term Debt. Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying amount of long-term debt at July 2, 1999 and July 3, 1998 approximated its fair value.

Foreign Currency Forward Exchange Contracts. We transact business in various foreign currencies, primarily European currencies. We use currency forward contracts and currency options to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. The maturities of these instruments are generally less than one year. Deferred gains or losses attributable to foreign currency instruments are not material.

3. BALANCE SHEET ITEMS

Inventories consist of the following:

                                                      July 2,   July 3,
                                                       1999      1998
                                                     --------- ---------
  Raw material......................................  $37,477   $42,634
  Work-in-progress..................................   12,758    12,588
  Finished goods....................................   37,706    39,367
                                                     --------- ---------
  Total inventories.................................  $87,941   $94,589
                                                     ========= =========

If all inventories had been valued at FIFO cost, inventories would have been approximately $89,474 at July 2, 1999 and $95,817 at July 3, 1998.

The components of property and equipment are as follows:

                                                      July 2,   July 3,
                                                       1999      1998
                                                     --------- ---------
  Land..............................................   $4,439    $4,611
  Buildings, machinery and equipment................  164,410   158,096
  Leasehold improvements............................    5,222     4,850
                                                     --------- ---------
                                                      174,071   167,557
  Less accumulated depreciation and amortization....  (90,511)  (81,753)
                                                     --------- ---------
  Property and equipment, net.......................  $83,560   $85,804
                                                     ========= =========

4. ACQUISITIONS AND MERGERS

On April 13, 1998 we issued 2.7 million shares of our common stock for all outstanding common stock of DynaVox, a manufacturer of speech augmentation devices. This merge has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of DynaVox.

On November 20, 1997 we acquired the assets and liabilities of Mechanical Design Applications, Inc. for 100,000 shares of common stock valued at $1.6 million and cash of $0.4 million. The transaction was accounted for as a purchase. Pro forma results of operations giving effect to the acquisition as though it had occurred on June 28, 1997 would not differ materially from amounts reported.

On December 27, 1996 we acquired Kid-Kart, Inc., a manufacturer of pediatric positioning strollers and other dependent mobility products, for 416,000 shares of common stock valued at $6.5 million and cash of $0.5 million. The transaction was accounted for as a purchase. Pro forma results of operations giving effect to the acquisition as though it had occurred on July 1, 1996 would not differ materially from amounts reported.

The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $2 million in 1998 and $6 million in 1997 was recognized as goodwill and is being amortized over periods ranging from 20 to 40 years. The operating results of all acquisitions are included in the consolidated results of operations from the respective dates of acquisition.

5. RE-ENGINEERING EXPENSES AND MERGER COSTS

In 1997 we announced the consolidation of our four U.S. rehabilitation divisions into the Home Healthcare Group based in Longmont, Colorado, and a series of consolidations in our European operations. These actions were designed to reduce operating costs and improve manufacturing and marketing efficiencies. Pre-tax charges of $4.7 million, included in selling, general and administrative expenses, were incurred in 1997 in connection with these consolidations.

Approximately $27 million in non-recurring costs were incurred during 1998 to complete these activities, principally to complete our factory consolidations and to implement related information system conversions. In addition, we completed our merger with DynaVox in April 1998. Merger related expenses incurred were approximately $2 million. Of the total charges of $29 million incurred in 1998, approximately $23 million required cash payments and $6 million represented non-cash charges.

6. LEASES

We lease office and operating facilities, machinery and equipment and automobiles under operating leases that expire over the next 20 years. Rent expense for operating leases was $12,521 in 1999, $11,900 in 1998, and $10,600 in 1997.

Minimum lease payments under operating leases expiring subsequent to July 2, 1999 are:

                Year Ended                            Amount
---------------------------------------------------- ---------
               2000.................................  $11,002
               2001.................................    8,157
               2002.................................    5,212
               2003.................................    4,172
               2004.................................    3,677
               Thereafter...........................    8,500
                                                     ---------
               Total minimum lease payments.........  $40,720
                                                     =========

7. LONG-TERM DEBT

                                                      July 2,   July 3,
                                                       1999      1998
                                                     --------- ---------
   Borrowing under multi-currency credit agreement..  $94,000   $73,970

   Senior notes.....................................  100,000   100,000

   Unsecured subordinated notes maturing from 1999
   to 2000, payable in installments with interest
   rates from 6.5% to 8.0% (7.0% to 9.1% in 1998)...    2,425     9,460

   Secured European Coal and Steel Community
   job creation loan due 2002; interest at
   Libor +1% payable semiannually (6.4% at
   July 2, 1999), secured by property...............    3,941     4,148

   Mortgages payable in monthly installments with
   interest at various rates from 5.5% to 6.0%,
   maturing from 2000 through 2008, secured by
   property.........................................    4,651     3,134

   Obligations under capital leases with lease
   periods expiring at various dates through 2005,
   interest at various rates from 6.25% to 14.8%....      821     1,070
                                                     --------- ---------
   Total long-term debt.............................  205,838   191,782

   Less current installments........................  (14,890)   (3,753)
                                                     --------- ---------
   Long-term debt, net of current installments...... $190,948  $188,029
                                                     ========= =========

As of July 2, 1999, aggregate debt maturities were as follows: 2000-- $14,890; 2001--$82,380; 2002 --$4,329; 2003--$391; 2004--$404; and thereafter-- $103,444.

On October 28, 1997, we completed a private placement of $100 million of unsecured senior notes, $50 million maturing after seven years, bearing interest at 7.09% and the remaining $50 million maturing after ten years at an interest rate of 7.25%. The proceeds of this debt issuance were used to reduce the outstanding debt on our multi-currency credit facility.

Our multi-currency bank credit facility provides for maximum borrowings of $110 million. The agreement was amended in April 1999 and further amended on September 30, 1999 relating to pricing and certain collateral matters. The maturity date is January 2001. Interest during the year was at the prime rate plus 2.25% (7.65% at July 2, 1999). We have the option of using interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of 0.50% per year, was payable on the unused portion of the line. The credit facility required us to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, and interest coverage, and places certain restrictions on acquisitions and payment of dividends. As of July 2, 1999, we were in violation of one of the financial covenants. We have amended the agreement, which permanently waived the covenant violation.

The amended credit agreement reduced the maximum borrowings from $120 million to $110 million and divided the facility into a $70 million unsecured revolving credit facility and a $40 million secured term loan. The term loan provides us the option of using the London Interbank Offered Rate ("LIBOR") plus 4.50% or the prime rate plus 3.25% for interest. The term loan is secured by all domestic accounts receivable. The term loan is due and payable in a single installment in January 2001.

Borrowings under the $70 million credit facility, as amended, are subject to certain revised financial covenants. The agreement places restrictions on acquisitions and payment of dividends and provides for a reduction in maximum borrowings on the revolving credit facility to $25 million in July 2000 in increments of $15 million per quarter beginning in January 2000. Additional reductions in maximum borrowings could occur if we generate excess cash flow, as defined, or if we fail to maintain a minimum ratio of debt to EBITDA as of June 30, 2000. The revolving credit agreement permits Sunrise to elect one of two variable rate interest options at the time an advance is made. The first option is a rate equal to the prime rate plus 4.00%. The second option is a rate based on LIBOR plus 5.25%. A commitment fee of 1.00% per year is payable on the unused portion of the line. The maturity date is January 2001. At July 2, 1999, the amount of funds available from the credit facility was approximately $16 million.

8. DERIVATIVES

We manufacture our products in the United States and Europe, but generated approximately 43% of 1999 revenues from sales made outside the U.S. Sales generated by our distribution subsidiaries generally utilize the subsidiary's local currency, thereby exposing us to the risk of foreign currency fluctuations when the subsidiary imports Sunrise manufactured products. Also, as a net borrower, we are exposed to the risk of fluctuating interest rates. We utilize derivative instruments in an effort to mitigate these risks. Our policy is not to speculate in derivative instruments to profit on the foreign currency exchange or interest rate price fluctuation, nor to enter trades for which there are no underlying exposures, nor enter into trades to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments are highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

Various foreign currency contracts are used to hedge anticipated transactions denominated in foreign currencies and to mitigate the impact of changes in foreign currency exchange rates on our operations. We use forward contracts to hedge transactions between our foreign subsidiaries. The hedge instruments mature at various dates with resulting gains or losses recognized at the maturity date, which approximates the transaction date. The notional values of forward contracts afforded hedge accounting treatment at July 3, 1998 was 19.1 million pounds or $31.8 million. We had no forward contracts outstanding at July 2, 1999.

When we use foreign currency contracts and the hedged currency strengthens against foreign currencies, the decline in the value of future foreign currency cash flows is partially offset by the recognition of gains in the value of the foreign currency contracts designated as hedges of the transactions. Conversely, when the hedged currency weakens, the increase in the value of future foreign currency cash flows is reduced by the recognition of any loss in the value of the forward contracts designated as hedges. Gains and losses on these contracts are recognized in income in the same period that the underlying transactions are settled and generally offset the losses and gains on the underlying transactions.

9. BUSINESS AND CREDIT CONCENTRATIONS

A significant portion of our receivables are due from home healthcare and medical equipment dealers located throughout the United States, Canada and Europe. Many of these product sales to dealers are ultimately funded through government reimbursement programs such as Medicare and Medicaid. Any changes in these programs could affect dealer liquidity and profitability. This, in turn, could put pressure on prices charged and credit terms offered for our products sold through this channel of distribution. We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions.

10. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                      Years Ended
                                             -----------------------------
                                              July 2,   July 3,  June 27,
                                               1999      1998      1997
                                             --------- --------- ---------
  Current:
      Federal...............................     $971   ($1,470)     $700
      State.................................      276       118       217
      Foreign...............................    2,581     3,097     4,463
                                             --------- --------- ---------
                                                3,828     1,745     5,380
                                             --------- --------- ---------
  Deferred:
      Federal...............................     (587)    2,589     5,935
      State.................................     (186)      (74)      533
      Foreign...............................      716    (4,052)     (485)
                                             --------- --------- ---------
                                                  (57)   (1,537)    5,983
                                             --------- --------- ---------
  Total.....................................   $3,771      $208   $11,363
                                             ========= ========= =========

Foreign income taxes (benefits) are based upon $8,640, $(8,308) and $8,768 of foreign earnings (losses) before income taxes during 1999, 1998 and 1997, respectively. No U.S. income taxes have been provided for cumulative unrepatriated foreign earnings of approximately $66 million as we have no plans or intentions to repatriate foreign earnings or liquidate the related foreign assets. At July 2, 1999, we had foreign tax loss carryforwards of approximately $12,554, consisting of $1,169, which expires in 2000 through 2001, $5,015, which expires in 2002 through 2006, and $6,370, which does not expire. A valuation allowance has been provided for the net operating loss carryforwards that may expire before utilization.

A reconciliation between the federal statutory tax rate and the effective income tax rate follows:

                                                      Years Ended
                                             -----------------------------
                                              July 2,   July 3,  June 27,
                                               1999      1998      1997
                                             --------- --------- ---------
  Statutory federal income tax rate.........     35.0%    -35.0%     35.0%
  Amortization of goodwill..................     16.3%     15.0%      6.8%
  State income taxes, net of federal taxes..      0.6%      2.1%      2.9%
  Taxation of foreign operations............      1.6%     18.7%      4.6%
  Tax credits................................    -3.2%     -0.7%     -0.8%
  Valuation allowance change.................     4.9%      --        --
  Adjustment to estimated income tax accruals    -6.9%      --        --
  Other, net................................     -2.7%      1.7%     -0.1%
                                             --------- --------- ---------
       Effective income tax rate............     45.6%      1.8%     48.4%
                                             ========= ========= =========

Significant components of deferred income tax assets and liabilities are shown below:

                                                        July 2,   July 3,
                                                         1999      1998
                                                       --------- ---------
  Deferred income tax assets:
      Allowance for doubtful accounts.................    ($908)    ($730)
      Inventories.....................................    4,496     4,393
      Accrued expenses................................   11,539    13,111
      Net operating losses............................    4,684     5,638
      State and local taxes...........................      374       116
                                                       --------- ---------
      Total deferred income tax assets................   20,185    22,528
      Less: Valuation allowance.......................     (402)      --
                                                       --------- ---------
      Net deferred income tax assets..................   19,783    22,528

  Deferred income tax liabilities:
      Depreciation and amortization and other.........   11,108     9,696
                                                       --------- ---------
  Net deferred income taxes...........................   $8,675   $12,832
                                                       ========= =========

Management believes that realization of the tax benefit of net deferred income tax assets is more likely than not.

11. PROFIT SHARING/SAVINGS PLAN

We have 401(k) profit sharing/savings plan covering most U.S. employees ("Associates"). Under the profit sharing portion of the plan, we will contribute to Associates' accounts a percentage of their salary for the fiscal year ranging from 4 to 6 percent. The percentage amount is based upon attainment of certain earnings targets by the company as a whole in the case of corporate office Associates, or by the subsidiary where the Associate works. The plan is discretionary with the amounts determined by the Board of Directors. During 1999, 1998 and 1997, $2,839, $2,534 and $2,533, respectively, were accrued for this plan. Under the savings feature of the plan, individual Associates may make contributions to the plan, which are matched by the company in an amount determined by the Board of Directors. During 1999, 1998, and 1997, $622, $655, and $767, respectively, of Associate contributions were matched.

12. STOCKHOLDERS' EQUITY

Common Stock Purchase Rights. In April 1990 our Board of Directors declared a dividend of one common share purchase right ("Right") for each outstanding share of common stock. Pursuant to the stockholder Rights Agreement as amended in May 1997, an exercisable Right will, under certain conditions, entitle the holder to purchase from the company one-half of one share of common stock at the exercise price of $60.00 per whole share, subject to adjustment, until May 16, 2007. The Rights will become exercisable ten days after a person (an "Acquiring Person") acquires 15% or more of the common stock or ten days after a person announces a tender offer which would result in such person acquiring 15% or more of the common stock. The Rights may be redeemed by the Board of Directors for $.01 per Right at any time until ten days following the public announcement that a person has become an Acquiring Person. Under certain circumstances after a person becomes an Acquiring Person, or after a merger or other business combination, an exercisable Right will entitle its holder (other than the Acquiring Person) to purchase shares of common stock (or shares of an acquiring company) having a market value of two times the exercise price of one Right.

Stock Option Plans. The 1983 Stock Option Plan as amended ("the 83 Plan") provided for the grant of options to purchase up to 1,800,000 shares of common stock to officers, key Associates and outside directors in the form of incentive stock options or non-qualified stock options. The 83 Plan expired in August 1995.

In August 1993 we adopted the 1993 Stock Option Plan ("the 93 Plan") providing for the grant of options to purchase up to 4,000,000 shares of common stock to officers, outside directors and key Associates in the form of incentive stock options or non-qualified stock options. At the time of adoption, 300,000 unissued shares of common stock were reserved for future grants under the 93 Plan. The number of unissued shares of common stock reserved for future grants under the 93 Plan increases annually by a number equal to 1.5% of the number of shares of common stock issued and outstanding as of the last day of each fiscal year. The 93 Plan expires in August 2003.

As a result of the DynaVox merger in April 1998, Sunrise acquired another stock option plan. DynaVox originally adopted this stock option plan on March 12, 1993. The plan originally covered 100,000 shares. On April 28, 1998, the plan was amended and restated by the Board of Directors. As a result the number of options that were outstanding under the plan and the number of options that could be granted in the future will now be exercised for shares of Sunrise stock in the merger ratio of 2.27 to 1.

Under all plans, the option price (exercise price) is equal to the closing market price on the day prior to the grant date. Options become exercisable in four equal annual amounts, beginning one year after the grant date. Unexercised options expire up to ten years and one day after the date of grant. As of July 2, 1999 there were 178,705 unissued common stock options reserved for future grants under the 93 Plan.

Shares subject to option under both plans are summarized as follows:

                                          Years ended
                     -----------------------------------------------------------
                       July 2, 1999        July 3, 1998        June 27, 1997
                     ------------------- ------------------- -------------------
                                Weighted            Weighted            Weighted
                                Average             Average             Average
                                Exercise            Exercise            Exercise
                       Shares    Price     Shares    Price     Shares    Price
                     ---------- -------- ---------- -------- ---------- --------
Outstanding at
 beginning of year.. 1,697,196   $15.60  1,665,545   $15.48  1,465,275   $16.23
 Granted............   668,550     9.81    504,860    13.94    440,145    12.44
 Exercised..........   (52,800)    4.35   (166,373)    4.25    (41,850)   10.05
 Canceled...........  (294,725)   15.99   (306,836)   18.38   (198,025)   18.80
                     ----------          ----------          ----------
Outstanding at end
 of year............ 2,018,221   $13.91  1,697,196   $15.60  1,665,545   $15.48
                     ==========          ==========          ==========

Exercisable at end
 of year............   968,452   $16.35    917,305   $16.13    944,074   $14.38
                     ==========          ==========          ==========

Weighted average
 fair value of
 options granted
 during the year....              $3.98               $6.14               $6.29
                                ========            ========            ========

The following table summarizes information about stock options outstanding at July 2, 1999:

                           Options Outstanding         Options Exercisable
                    --------------------------------- ---------------------

                                 Weighted
                                  Average   Weighted              Weighted
                                 Remaining   Average               Average
    Range of          Number    Contractual Exercise    Number    Exercise
   Exercise Prices  Outstanding    Life       Price   Exercisable   Price
------------------- ----------- ----------- --------- ----------- ---------
  $0.70 to  $12.00     797,270         8.0     $9.17     156,020     $6.86
 $12.38 to  $15.88     818,076         7.0     14.43     422,782     14.28
 $17.25 to  $21.88     230,025         3.6     19.61     216,800     19.73
 $23.50 to  $34.50     172,850         5.1     25.76     172,850     25.76
                    -----------                       -----------
                     2,018,221         6.8    $13.91     968,452    $16.35
                    ===========                       ===========

We apply APB 25 and related interpretations in accounting for grants to employees under our stock option plans. Because the exercise price of the options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized in our financial statements. Pro forma disclosures assuming compensation cost had been determined based on the fair value of stock options at the grant dates consistent with the method of SFAS 123 are as follows:

                                                 Years Ended
                                        -----------------------------
                                         July 2,   July 3,  June 27,
                                          1999      1998      1997
                                        --------- --------- ---------
  Net income (loss):
    As reported........................   $4,498  ($12,010)  $12,114
    Pro forma..........................   $3,459  ($13,594)  $11,232

  Earnings (loss) per share:
    As reported........................    $0.20    ($0.55)    $0.55
    Pro forma..........................    $0.16    ($0.62)    $0.51

The fair value of options granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: expected volatility of 50% for 1999, and 43% for 1998 and 1997 (based on daily closing stock prices for the preceding four years); risk-free interest rates of 5.8% for 1999, 5.5% for 1998 and 6.4% for 1997; expected lives of 4.8 years and no dividend yield for 1999, 1998 and 1997. For purposes of the pro forma disclosures, the estimated fair value of the options has been amortized to expense over the vesting period of the options. The pro forma disclosures apply only to those options granted after June 28, 1995.

13. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations.

                                                 Years Ended
                                       --------------------------------
                                        July 2,    July 3,    June 27,
                                          1999       1998       1997
                                       ---------- ---------- ----------

Weighted average number of shares
   outstanding........................    22,195     22,001     21,656

Effect of dilutive stock options (1)..        58        --         277
                                       ---------- ---------- ----------
Weighted average number of shares
   assuming dilution..................    22,253     22,001     21,933
                                       ========== ========== ==========

(1) 1,861,000, 1,033,000 and 854,000 potential common shares were not used to compute diluted earnings per share in 1999, 1998 and 1997, respectively, as their effect was antidilutive.

14. SEGMENT INFORMATION

In 1999, we adopted Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related Information," which establishes annual and interim reporting requirements for our operating segments and related disclosures about our products, services, geographic areas and major customers. Operating segments are determined based on the way management measures performance and makes decisions about allocating resources.

Our reportable segments are strategic business units that are structured by distribution channels. We have three reportable segments: U.S. Rehabilitation Products, European Rehabilitation Products and Institutional Products. The U.S. rehabilitation product segment consists of four manufacturing divisions which produce and sell wheelchairs and seating systems, ambulatory and bath safety aids, home respiratory devices and speech devices focused on the needs of the disabled and elderly in the United States. The European rehabilitation products segment consists of three manufacturing divisions which produce wheelchairs and seating systems, scooters, home stairlifts and daily living aids and six distribution divisions that distribute these products as well as respiratory products in Europe, the Middle East, Africa and Central Asia. The institutional product segment consists of three manufacturing divisions and globally produces and sells healthcare beds and furniture, therapeutic mattresses and other patient support surfaces and institutional bathing systems for patients and long term residents in nursing homes, sub-acute facilities and assisted living centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating income.

We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes corporate related items and, as it relates to operating income (loss), income and expense items not allocated to reportable segments.

                               U.S.       Europe
                             Rehabili-   Rehabili-  Institu-
                              tation      tation     tional
                             Products    Products   Products    Other     Total
                            ----------- ----------- --------- --------- ---------
1999
Revenues...................   $363,577    $219,063   $77,608     $ --   $660,248
Operating income (loss)....     15,015      13,384    (4,314)   (1,282)   22,803
Total assets...............    334,648     179,979    89,418     3,145   607,190
Capital expenditures, net..      6,545       5,776     1,789     1,670    15,780
Depreciation and
  amortization.............    $12,029      $8,820    $3,958      ($57)  $24,750

1998
Revenues...................   $359,830    $217,790   $79,549     $ --   $657,169
Operating income (loss)....     17,584       5,196       670      (269)   23,181
Total assets...............    320,482     193,596    96,550     5,677   616,305
Capital expenditures, net..      5,926       5,877     4,949      (203)   16,549
Depreciation and
  amortization.............    $11,184      $8,037    $4,549      $180   $23,950

1997
Revenues...................   $342,879    $230,061   $83,821   $13,784  $670,545
Operating income (loss)....     19,383      16,115      (917)     (102)   34,479
Total assets...............    312,036     204,672   100,218    (1,195)  615,731
Capital expenditures, net..      6,902      18,592     1,803     1,951    29,248
Depreciation and
  amortization.............    $12,142      $8,618    $4,920      $580   $26,260

1998 Reconciliation of operating loss:

   Operating income for reportable segments... $23,181
   Unallocated re-engineering expenses........ (29,016)
                                              ---------
   Consolidated operating loss................ ($5,835)
                                              =========

The following is a summary of our revenues by principal product line:

                                          % of Revenues
                                    -----------------------------
                                      1999      1998      1997
                                    --------- --------- ---------
Wheelchairs....................           43%       42%       40%
Home respiratory products......           18%       19%       19%
Personal care products.........           21%       21%       24%
Beds and bathing systems.......           15%       16%       15%
Speech devices.................            3%        2%        2%

Financial information relating to our operations by geographic area is as follows:

                                             Years Ended
                                    -----------------------------
                                     July 2,   July 3,  June 27,
                                      1999      1998      1997
                                    --------- --------- ---------
Revenues: (a)
  United States..................   $376,638  $375,942  $379,090
  United Kingdom.................     80,545    78,963    74,180
  Other foreign countries........    203,065   202,264   217,275
                                    --------- --------- ---------
  Total..........................   $660,248  $657,169  $670,545
                                    ========= ========= =========

Long-lived assets: (b)
  United States..................   $170,078  $177,022  $177,806
  United Kingdom.................     80,855    85,256    93,334
  France.........................     39,445    43,664    46,183
  Other foreign countries........     43,832    46,677    48,620
                                    --------- --------- ---------
  Total..........................   $334,210  $352,619  $365,943
                                    ========= ========= =========

(a) Revenues areas attributed to geographic areas based on the location of the customer.

(b) With the exception of goodwill, long-lived assets are attributed to geographic areas based on the location of the asset. Goodwill is reflected in the location of the business to which it relates.

Major Customers

No single customer accounted for more than 10% of our consolidated revenues.

15. LITIGATION

We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any of these actions will have a material adverse effect upon our financial position or results of operations.

In October 1995, we announced that our board of directors had formed a special committee of outside directors to investigate possible accounting irregularities at our Bio Clinic Corporation subsidiary. Upon completion of our board's internal investigation, we voluntarily restated our financial statements for fiscal years 1994 and 1995. Shortly after discovering the irregularities, we replaced the management team at Bio Clinic and subsequently sold most of the business in 1996. We promptly reported this incident to the Securities and Exchange Commission, which entered a formal order of private investigation. We cooperated fully with the Commission in their investigation, which was completed with entry of a consent decree on February 25, 1999. The Commission cited the five responsible individuals formerly at Bio Clinic for securities law violations. However, the Commission did not charge the company or any of our current management with any violations of the antifraud provisions of the Securities Act, nor did it require the company to pay any monetary penalty.

16. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share data)

                          First    Second     Third     Fourth      Fiscal
                         Quarter   Quarter   Quarter    Quarter      Year
                        --------- --------- --------- ------------ ---------
         1999
Net sales.............  $164,795  $163,460  $169,715  $162,278     $660,248
Gross profit..........    51,577    50,904    49,748    47,265      199,494
Net income (loss).....     3,557     1,816     1,779    (2,654)       4,498
Basic income (loss)
 per share............     $0.16     $0.08     $0.08    ($0.12)       $0.20
Diluted income
 (loss)per share......     $0.16     $0.08     $0.08    ($0.12)       $0.20

         1998
Net sales.............  $155,032  $169,089  $164,415  $168,633     $657,169
Gross profit..........    50,959    53,127    52,313    49,139      205,538
Re-engineering
 expenses and
 merger costs.........     4,635     7,043     5,307    12,031       29,016
Net income (loss).....       869       928       (98)  (13,709)(1)  (12,010)
Basic income (loss)
 per share............     $0.04     $0.04     $0.00    ($0.62)(1)   ($0.55)
Diluted income
 (loss)per share......     $0.04     $0.04     $0.00    ($0.62)(1)   ($0.55)

(1) Included in our results for the fourth quarter was an addition to our tax provision of $5.5 million to adjust our year-to-date effective tax rate to 1.8% from 65.7% at the end of the third quarter.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors will be included under the caption "Election of Directors" in our Definitive Proxy Statement for our upcoming Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Certain information regarding executive compensation will be set forth under the caption "Compensation of Executive Officers" in our Definitive Proxy Statement for our upcoming Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for our upcoming Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding related transactions will be set forth under the caption "Certain Transactions" in our Definitive Proxy Statement for our upcoming Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (1) Financial Statements

These documents are included in Part II, Section 8.

  (2) Financial Statement Schedules
  (3) Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

Schedule II -- Valuation and Qualifying Accounts for the years ended July 2, 1999, July 3, 1998 and June 27, 1997.

All other financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

  Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of fiscal year ended July 2, 1999.

SCHEDULE II

SUNRISE MEDICAL INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years Ended July 2, 1999, July 3, 1998 and June 27, 1997
(In thousands)

                                           Additions
                                    ---------------------
                           Balance   Charged  Charged                  Balance
                             at     to costs     to                      at
                          beginning    and     other                   end of
       Description        of period expenses  accounts    Deductions   period
------------------------- --------- --------- ----------- ----------- ---------
1997
----
Allowance for doubtful
    receivables..........  $11,523     1,954   (3,302)(1)  (5,100)(2)   $5,075
Allowance for installment
    receivables..........   $1,756     1,586      125 (1)  (1,233)(2)   $2,234
Allowance for inventory
    obsolescence.........  $13,664     4,598   (1,033)(1)  (3,486)(3)  $13,743

1998
----
Allowance for doubtful
    receivables..........   $5,075     5,342      (52)(1)  (2,210)(2)   $8,155
Allowance for installment
    receivables..........   $2,234       898      --       (1,448)(2)   $1,684
Allowance for inventory
    obsolescence.........  $13,743     3,106      514      (2,384)(3)  $14,979

1999
----
Allowance for doubtful
    receivables..........   $8,155        44     (153)(1)  (3,075)(2)   $4,971
Allowance for installment
    receivables..........   $1,684     1,692      --       (1,667)(2)   $1,709
Allowance for inventory
    obsolescence.........  $14,979     1,968      276 (1)  (1,862)(3)  $15,361

 ---------------

(1) Represents foreign currency translation adjustment, amounts recorded on books of acquired subsidiaries at dates of acquisition, and Allowances related to businesses sold.

(2) Includes write-off of uncollectible accounts.

(3) Disposition of items previously reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SUNRISE MEDICAL INC.

By:	/s/ Ted N. Tarbet

Ted N. Tarbet
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 15, 1999.

          Signature                             Title
-----------------------------  ----------------------------------------
/s/ Murray H. Hutchison        Chairman, president and chief executive
-------------------------      officer (principal executive officer)
    Murray H. Hutchison

/s/ Ted N. Tarbet              Senior vice president and chief financial
-------------------------      officer (principal financial officer)
    Ted N. Tarbet

/s/ John M. Radak              Vice president and controller
-------------------------      (principal accounting officer)
    John M. Radak

/s/ J. R. Woodhull             Director
-------------------------
    J. R. Woodhull

/s/ Joseph Stemler             Director
-------------------------
    Joseph Stemler

/s/ Lee A. Ault III            Director
-------------------------
    Lee A. Ault III

/s/ Michael N. Hammes          Director
-------------------------
    Michael N. Hammes

/s/ William L. Pierpoint       Director
-------------------------
    William L. Pierpoint

INDEX OF EXHIBITS

Exhibit
Number                            Description
------- ----------------------------------------------------------------
  3.1   Certificate of Incorporation of the company and amendments thereto. (a)

  3.2   Amendment to Certificate of Incorporation of we as set forth under the caption "Article III - Liability of Director to the
        Corporation." (b)

  3.3   Second Amended and Restated Bylaws of the company.(o)

  3.4   Amendment to Certificate of Incorporation of we as to the number of authorized shares. (c)

  4.1   Amended and Restated Shareholders' Rights Agreement dated May 16,
        1997. (j)

  4.2   Amendment to Amended and Restated Shareholders' Rights Agreement. (o)

  10.1  Amended and Restated Stock Option Plan for Key Associates. (d)

  10.2  1993 Stock Option Plan. (e)

  10.3  Special Bonus Plan (f)

  10.4  Agreement for the Purchase of Certain Stock of Homecare
        Holdings, Inc. dated as of June 29, 1993 among Sunrise Medical
        Inc., Homecare Holdings, Inc., and the selling shareholders listed therein. (g)

  10.5  Asset Purchase Agreement for the Purchase of Certain Assets of
        Jay Medical, Ltd. (h)

  10.6  Agreement for the Purchase of Shares of S.E.P.A.C., Corona
        S.A., Tecktona Bois S.A., Tecktona Sante S.A., and Sci La
        Planche by Homecare Holdings France S.A. (i)

  10.7  Form of Change in Control Agreements dated June 27, 1997 between Sunrise Medical Inc. and certain employees.(k)

  10.8  Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical, Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.(l)

  10.9  Note Purchase Agreement dated as of October 1, 1997 for $50 million 7.09% Series A Senior Notes Due October 28, 2004 and for $50 million 7.25% Series B Notes Due October 28, 2007.(l)

  10.10 1998 Management Incentive Bonus Plan. (m)

  10.11 Amended and Restated Sentient/Sunrise Stock Option Plan. (m)

  10.12 Supplemental Executive Retirement Plan. (m)

  10.13 Second Amendment to the Third Amended and Restated Credit
        Agreement and Waiver dated as of August 28, 1997 among Sunrise
        Medical, Inc. and certain subsidiary borrowers and guarantors,
        Bank of America as agent and other lenders. (n)

  10.14 Second Amended and Restated 1993 Stock Option Plan. (p)

  10.15 Third Amendment to the Third Amended and Restated Credit
        Agreement and Waiver dated as of August 28, 1997 among Sunrise
        Medical, Inc. and certain subsidiary borrowers and guarantors,
        Bank of America as agent and other lenders.

  10.16 Fourth Amendment to the Third Amended and Restated Credit
        Agreement and Waiver dated as of August 28, 1997 among Sunrise
        Medical, Inc. and certain subsidiary borrowers and guarantors,
        Bank of America as agent and other lenders.

  10.17 Fifth Amendment to the Third Amended and Restated Credit
        Agreement and Waiver dated as of August 28, 1997 among Sunrise
        Medical, Inc. and certain subsidiary borrowers and guarantors,
        Bank of America as agent and other lenders.

  21    List of Subsidiaries.

  23    Consent of Independent Auditors.

  27    1999 Financial Data Schedule.

------------------

  Incorporated herein by reference to our Registration Statement No. 2-86314.
  Incorporated herein by reference to our 1987 Definitive Proxy Statement.
  Incorporated herein by reference to our Form 10-Q for the quarter ended January 1, 1993.
  Incorporated herein by reference to our 1990 Definitive Proxy Statement.
  Incorporated herein by reference to our 1993 Definitive Proxy Statement.
  Incorporated herein by reference to our Form 10-K for the fiscal year ended July 3, 1992.
  Incorporated herein by reference to our Form 8-K dated June 29, 1993.
  Incorporated herein by reference to our Form 8-K dated September 16, 1994.
  Incorporated herein by reference to our Form 8-K dated April 7, 1995.
  Incorporated herein by reference to our Form 8-K dated May 16, 1997.
  Incorporated herein by reference to our Form 10-K for the year ended June 27, 1997.
  Incorporated herein by reference to our Form 10-Q for the quarter ended September 26, 1997.
  Incorporated herein by reference to our Form 10-K for the fiscal year ended July 3, 1998.
  Incorporated herein by reference to our Form 10-Q for the quarter ended October 2, 1998.
  Incorporated herein by reference to our Form 8-K dated February 11, 1999.
  Incorporated herein by reference to our Form 10-Q for the quarter ended April 2, 1999.