Form 10-K405/A
period 1999-07-02
SUNRISE MEDICAL INC
filed 1999-10-29
CIK 720577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by Sunrise Medical, Inc. as an amendment to its Annual Report on Form 10-K for the fiscal year ended July 2, 1999 to amend and restate in its entirety Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names ages and positions for the past five years of the directors of Sunrise as of October 1, 1999 are set forth below:

Murray H. Hutchison

Age 59, Director since 1983

The Board of Directors elected Mr. Hutchison to serve as Interim Chairman of the board of directors, Chief Executive Officer and President following Richard H. Chandler's resignation from those positions on October 4, 1999. From 1976 through 1996, Mr. Hutchison was Chairman of the Board, and from 1976 through 1994 also served as Chief Executive Officer of International Technology Corporation, a New York Stock Exchange ("NYSE") listed environmental management company. Mr. Hutchison serves on the board of directors of Epic Solutions, Huntington Hotel Corporation, Olsen Company, and Senior Resource Group, all privately held companies, and Cadiz, Inc. and Jack in the Box Inc., both publicly traded companies.

Lee A. Ault III

Age 63, Director since 1988

Mr. Ault has served as Chairman of the Board of IN-Q-T, Inc., an information technology company since August 1999. He was Chief Executive Officer from 1968 through January 1992 of Telecredit, Inc., a payment services company. In 1990 Telecredit, Inc. merged with Equifax, Inc., a NYSE listed information services company. He serves on the board of directors of Equifax, Inc., Office Depot, Inc. (a NYSE listed office supplies retailer), American Variable Insurance Series and Pacific Crest Outward Bound School.

Michael N. Hammes

Age 56, Director since 1998

Since 1998 Mr. Hammes has been the Chairman of the Board and Chief Executive Officer of Guide Corporation, a privately held company which purchased the automotive lighting business of General Motors. From October 1993 to February 1997, Mr. Hammes was Chairman of the Board and Chief Executive Officer of The Coleman Company, Inc., a global manufacturer and distributor of camping and outdoor recreational products and hardware/home products. From 1990 to 1993, he was Vice Chairman of the Black & Decker Corporation and President of its Power Tool and Home Products Group. From 1986 to 1990, Mr. Hammes was President of International Operations for Chrysler Corporation and a Vice President of the company. Mr. Hammes also served in a number of positions for Ford Motor Company with which he was affiliated for over 20 years, including President of Mexican Operations and President of European Truck Operations. Mr. Hammes is also a board member of Navistar Corporation, Johns Manville Corporation and the Board of Visitors of Georgetown University's School of Business.

William L. Pierpoint

Age 61, Director since 1985

From 1977 to 1988, Mr. Pierpoint was President and Chief Executive Officer of Summit Health Ltd., a publicly traded, integrated health care company. Mr. Pierpoint is a certified public accountant, and since 1988 has been a private investor. In 1995 he became Vice Chairman of Strategic Partners Inc. (dba Cherokee Uniforms), a privately held company.

Joseph Stemler

Age 68, Director since 1989

Mr. Stemler joined the Maret Corporation, a privately held company, as its CEO and Chairman of its Board of Directors in 1997. He is a Director of the Scholle Corporation, a privately held company, and served as its CEO and Chairman in 1996. From 1989 through 1996, Mr. Stemler served as Chairman of the Board of La Jolla Pharmaceutical Company, a publicly held biotechnology company and as its President and CEO from 1989 through 1995. Mr. Stemler became President and Chief Executive Officer of Quidel Corporation in 1985, Chairman and Chief Executive Officer in 1988, Chairman in 1990 and Vice Chairman in 1991. Mr. Stemler was President and Chief Executive Officer of Bentley Laboratories, Inc. from 1978 to 1985. He also serves on the board of directors of Safeskin Corporation, a publicly traded manufacturer of disposable gloves for scientific and healthcare needs.

John R. Woodhull

Age 65, Director since 1986

Mr. Woodhull was Chairman, President and CEO, from 1969 through 1998, of Logicon, Inc., then a NYSE listed company, which provided electronic systems and high-technology services to industry and government. Mr. Woodhull is currently a private investor. He serves on the board of directors of Adams Business Forms, Inc., a private company, FirstFed Financial Corp., a NYSE listed company, First Federal Bank of California, a subsidiary of FirstFed Financial Corp., and the YMCA of Metropolitan Los Angeles.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the company's directors, executive officers and any persons who are beneficial owners of more than 10 percent of the Common Stock ("Reporting Persons") to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "SEC"). The 1934 Act specifies deadlines for filing of these reports with the SEC and also requires the disclosure in this report of any failure to meet the filing deadlines. During fiscal 1999, the company believes that all reports for the company's directors and executive officers were timely filed with the SEC.

Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of the company's chief executive officer and the four other most highly-compensated executive officers (the "Named Officers") for the fiscal years ended July 2, 1999, July 3, 1998, and June 27, 1997.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation			Awards	Payouts

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other Annual Compensation (2)	Stock Option Grants	LTIP Payouts(3)	All Other Compensation(4)

Richard H. Chandler(5) Former Chairman of the Board President & Chief Executive Officer	1999 1998 1997	$506,634 492,500 475,000	$---- ---- 86,821	$---- ---- ----	75,000 60,000 25,000	$---- ---- ----	$43,542 46,967 10,992
Thomas H. O'Donnell(6) Senior Vice President, Operations and Group President, Home Healthcare	1999 1998 1997	318,076 310,000 300,000	---- ---- 19,697	---- ---- ----	30,000 25,000 10,000	---- ---- 1,961	26,554 28,230(7) 8,901(7)
Ben Anderson-Ray(6) Senior Vice President, Operations and Group President, Continuing Care	1999 1998 1997	311,565 280,000 250,000	---- ---- 1,359	---- ---- ----	40,000 7,000 14,000	---- ---- ----	23,728(8) 13,964 400(8)
Barrie Payne(6) Senior Vice President, Operations and Group President, Northern Europe	1999 1998 1997	295,169 280,000 266,154	15,770 ---- 18,311	---- ---- ----	30,000 25,000 10,000	---- ---- 11,150	43,819(9) 15,083 10,410
Ted N. Tarbet(6) Senior Vice President and Chief Financial Officer	1999 1998 1997	246,730 233,000 220,000	---- ---- 31,111	---- ---- ----	30,000 25,000 10,000	---- ---- ----	18,477 19,587 7,407

(1) The amounts reflect the bonuses earned under the Management Incentive Bonus Plan (MIB) in the designated fiscal years, but paid in the following fiscal year.

(2) Excludes perquisites and other personal benefits, securities or property, to the extent the aggregate amount of such compensation does not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3) The amounts reflect contingent bonuses accrued in prior years under the MIB Bonus Plan which were paid out for the designated fiscal years.

4) Includes amounts shown below allocated by the company for the accounts of the Named Officers in fiscal 1999. The company has no defined benefit or other actuarial plan covering the Named Officers.

Name	Profit Sharing/Savings Plan	Supplemental Executive Retirement Plan	Life Insurance Premiums

Richard H. Chandler	$ 10,464	$ 28,126	$ 4,952
Thomas H. O'Donnell	10,464	12,901	3,189
Ben Anderson-Ray	10,464	12,209	1,055
Barrie Payne	9,459	0	4,360
Ted N. Tarbet	10,464	7,018	995

Mr. Payne also has an arrangement in the U.K. to receive a company contribution equal to 10% of his U.K. compensation to a private pension account similar to the U.S. SERP referenced above. In fiscal 1999 a contribution of $15,770 was made to this account for his benefit.

(5) Mr. Chandler resigned as an officer and director of the company and its subsidiaries on October 4, 1999. See "Certain Relationships and Related Transactions".

(6) Individually, each of Messrs. O'Donnell, Anderson-Ray, Payne & Tarbet is a party to a Change in Control Agreement ("CIC") with the company. Each CIC Agreement provides for a severance payment of up to two times the executive's annual salary and target MIB bonus plus a two year continuation of health and other benefits if (i) there is a "change in control" (as defined in the Agreement) of the company followed within two years by (ii) the executive's termination by the company without "cause" or termination by the executive for "good reason" (each term as defined in the Agreement).

Messrs. O'Donnell, Anderson-Ray, Payne & Tarbet also have severance agreements entitling them to receive a severance payment upon termination of employment equal to one year's base salary (plus, in certain instances, target bonus for such year), unless such termination is for good cause (as defined in the agreements). In addition, following his retirement from the company, Mr. Payne has an agreement with the company which entitles him to reimbursement of certain expenses associated with his overseas assignment, as well as certain relocation expenses and post-employment consulting fees.

(7) At the request of the company, Mr. O'Donnell moved his residence from the company's corporate headquarters at Carlsbad, California to the newly formed Home Healthcare Group headquarters near Boulder, Colorado in June 1997. The company paid for the relocation and reimbursed Mr. O'Donnell for losses suffered thereby. The total shown above excludes such costs and losses totaling $382,293 for fiscal 1997 and $144,581 for fiscal 1998, including losses on the sale of his residence, costs of buying and selling the homes, moving and travel costs, and temporary living expenses, together with a tax gross-up covering such items. In addition, to facilitate his move, the company provided Mr. O'Donnell with two short term bridge loans in the amounts of $356,000 and $50,000, respectively. Each such loan was evidenced by a promissory note secured by a deed of trust, and each such loan has since been repaid in full.

(8) At the company's request, Mr. Anderson-Ray moved his residence to Stevens Point, Wisconsin during fiscal 1999. The relocation expense totaled $113,949. Mr. Anderson-Ray was provided with relocation related compensation of $25,000 to further facilitate this relocation. During fiscal 1997, at the company's request, Mr. Anderson-Ray moved his residence to Boulder, Colorado. The relocation expense totaled $9,273. Mr. Anderson-Ray was provided with relocation related compensation of $50,000 to further facilitate this relocation. The total shown above for Mr. Anderson- Ray excludes such amounts.

(9) Includes $30,000 paid to Mr. Payne to offset certain expenses associated with his overseas assignment. In addition, in order to assist Mr. Payne with unusual expenses related to the overseas portion of his duties with the company, Mr. Payne was granted a loan on May 8, 1998 in the amount of $250,000 at a 6% annual interest rate. The principal must be repaid in full no later than the fifth anniversary of the Secured Promissory Note. Interest is paid quarterly, in arrears. Notwithstanding the foregoing, all principal and interest shall be due and payable ninety (90) days after the expiration of, or immediately upon the termination of, Mr. Payne's employment agreement with the company. No interest or principal of this loan is reflected in the foregoing table.

Options Granted in Last Fiscal Year

The following table sets forth information concerning options granted under the Amended and Restated 1993 Stock Option Plan or the Amended and Restated Sentient/Sunrise Stock Option Plan to the Named Officers during the 1999 fiscal year.

Option/SAR Grants in 1999 Fiscal Year

Individual Grants					Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (2)
Name	Options/ SARs Granted (#) (1)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	5%	10%
Richard H. Chandler	75,000	11.4%	$10.125	8/27/2008	$ 393,577	$ 1,076,508
Thomas H. O'Donnell	30,000	4.6	10.125	8/27/2008	157,431	430,603
Ben Anderson-Ray	40,000	6.1	10.125	8/27/2008	209,908	574,138
Barrie Payne	30,000	4.6	10.125	8/27/2008	157,431	430,603
Ted N. Tarbet	30,000	4.6	10.125	8/27/2008	157,431	430,603

Totals					1,075,778	2,942,455
Increase in total stock market capitalization of the company (under same assumptions) (3)					$98 million	$247 million

(1) All grants were in the form of incentive stock options and non-qualified stock options. No SARs have been granted.

(2) Potential realizable value is calculated as the aggregate difference between the market price of the Common Stock and the option exercise price assuming that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and are not an estimate of future stock price growth.

(3) This line is presented for comparative purposes and reflects, for all outstanding shares as of July 2, 1999, the aggregate potential realizable increase in value that would result if the company's stock price were to increase from the market price on July 2, 1999 ($7.00 per share) by the same compound annual rates set forth in the table over a 10-year period ending July 2, 2009. These amounts are not an estimate of future stock price growth.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the Named Officers concerning the exercise of options during fiscal 1999 and unexercised options held as of the end of fiscal 1999.

Aggregated Option/SAR Exercises in Fiscal 1999 and July 2, 1999 Option/SAR Values

			Number of Unexercised Options/SARs at July 2, 1999		Value of Unexercised In-the-Money Options/SARs at July 2, 1999(2)
Name	Shares Acquired On Exercise	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard H. Chandler	-----	$-----	110,000	132,500	$ -----	$-----
Thomas H. O'Donnell	-----	-----	97,250	58,750	17,110	-----
Ben Anderson-Ray	-----	-----	8,750	52,250	-----	-----
Barrie Payne	-----	-----	78,800	58,750	16,047	-----
Ted N. Tarbet	-----	-----	63,250	53,750	25,915	-----

(1) Based on the market value of the underlying shares on the exercise date minus the option exercise price per share.

(2) Calculated on the basis of the fair market value of the underlying shares as of July 2, 1999 ($7.00 per share) minus the exercise price.

Long-Term Incentive Plan

The Named Officers received no long-term incentive awards in fiscal 1998 and 1999 that could be paid in fiscal 2000 or 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Ault, Hutchison and Woodhull, with Mr. Ault serving as chair, are members of the Compensation Committee. Mr. Hutchison currently serves as interim chairman of the board of directors, chief executive officer and president of Sunrise.

Director Compensation

Outside directors are paid an annual retainer of $16,000 (paid in monthly installments) and $1,200 for each board meeting attended ($600 if a board meeting is telephonic). In addition, committee members are paid $1,000 per meeting if attended in person or $500 per meeting if a committee meeting is telephonic. Committee chairs receive an additional $2,000 annual retainer paid in semi-annual installments. Upon election to the board and every year thereafter if still a director, each outside director is granted an option to purchase 2,000 shares of Common Stock under the company's Amended and Restated 1993 Stock Option Plan. These options vest 100% on the first anniversary of the grant. The company has no other contracts or other arrangements pursuant to which any non-employee director was compensated during the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth, as of October 1, 1999, the name and address, the total number of shares of Common Stock beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act")), and the percentage of the outstanding shares of the Common Stock so owned (i) by each person who is known to the company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) by each of the directors, (iii) by the company's chief executive officer and each of the Named Officers and (iv) by all directors and executive officers as a group. On October 1, 1999 there were a total of 22,233,933 shares of the company's Common Stock issued and outstanding.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class

State of Wisconsin/Wisconsin Investment Board	3,169,200(3)	14.3%
121 E. Wilson St.
Madison, WI 53702

ICM Asset Management	2,391,550(3)	10.8%
601 W. Main Avenue, Suite #917
Spokane, WA 99201

Richard H. Chandler	2,065,466(4)	9.2%(4)
2131 Palomar Airport Road, Suite 200 Carlsbad, CA 92009

Dimensional Fund Advisor	1,441,500(3)	6.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Lee A. Ault III	31,750	*
Michael N. Hammes	4,000	*
Murray H. Hutchison	21,500	*
William L. Pierpoint	31,720	*
Joseph Stemler	52,868	*
John R. Woodhull	26,500	*
Thomas H. O'Donnell	115,652	*
Ben Anderson-Ray	33,274	*
Barrie Payne	103,814	*
Ted N. Tarbet	101,947	*
All directors & executive officers as a group (13 persons)	2,645,083(5)	11.6%(5)
___________

* Less than 1%

(1) Except as otherwise indicated, the address of each of the persons named below is c/o Sunrise Medical Inc., 2382 Faraday Avenue, Suite 200, Carlsbad, California 92008.

(2) Includes shares held for the benefit of the named person as of October 1, 1999 under the Sunrise 401(k) plan, as well as shares deemed to be outstanding pursuant to stock options presently exercisable or exercisable within 60 days after October 1, 1999.

(3) Based upon holdings reported by the named institutions in filings with the Securities and Exchange Commission on Forms 13G and/or 13F, together with telephonic confirmation of holdings (where possible) as of October 1, 1999.

(4) Includes Mr. Chandler's options to purchase 141,250 shares of Common Stock. Also includes 22,708 equivalent shares of Common Stock held for the benefit of Mr. Chandler under the company's 401(k) plan as of October 1, 1999. Also includes 85,350 shares held in a non-profit foundation of which Mr. Chandler and family members are directors, and as to which Mr. Chandler disclaims beneficial ownership. The total number of shares used to determine the percent of class is 22,375,183.

(5) Includes options to purchase 523,275 shares of Common Stock held by all directors and executive officers as a group. Also includes 69,677 equivalent shares of Common Stock held for the benefit of executive officers under the company's 401(k) plan as of October 1, 1999. The number of outstanding shares of Common Stock for this purpose is 22,757,208.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 4, 1999, Richard H. Chandler resigned from his positions as Chairman, President and CEO and as a director of Sunrise Medical Inc. The company then entered into a consulting, resignation and general release agreement with Mr. Chandler which provides that Mr. Chandler be hired as a consultant to the company from October 5, 1999 through September 30, 2002 during which time Mr. Chandler (i) will consult with and advise the board of directors, (ii) will hold all company information confidential and (iii) will not compete with the company nor solicit or hire any company Associate. As compensation, Mr. Chandler will receive a total of $1,830,000, paid in future installments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SUNRISE MEDICAL INC.

By:	/s/ Ted N. Tarbet

Ted N. Tarbet
Senior vice president and chief financial officer
(Principal Financial and Accounting Officer)

Date: October 29, 1999