Form 10-Q
period 1999-10-01
SUNRISE MEDICAL INC
filed 1999-11-12
CIK 720577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-12744

SUNRISE MEDICAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3836867
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2382 Faraday Avenue, Suite 200
Carlsbad, CA   92008
(Address of Principal Executive Offices)

(760) 930-1500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes    [   ] No

As of November 3, 1999, the company had 22,233,933 outstanding shares of $1 par value common stock.

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of October 1, 1999 and July 2, 1999

Condensed Consolidated Statements of Income for the thirteen weeks ended October 1, 1999 and October 2, 1998

Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended October 1, 1999 and October 2, 1998

Notes to Condensed Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Year 2000 Compliance

Item 3: Quantitative and Qualitative Disclosures about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                       October 1,     July 2,
                                                          1999         1999
                                                     -----------  -----------
                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents.......................      $2,262       $1,485
   Trade receivables, net..........................     124,084      127,374
   Installment receivables, net....................      21,212       23,068
   Inventories.....................................      89,324       87,941
   Prepaid Expenses................................       8,572        6,745
   Other current assets............................      15,896       15,958
                                                     -----------  -----------
      Total current assets.........................     261,350      262,571

Property and equipment, net........................      85,987       83,560
Goodwill and other intangible assets, net..........     254,168      250,650
Other assets.......................................       9,009       10,409
                                                     -----------  -----------
Total assets.......................................    $610,514     $607,190
                                                     ===========  ===========

Liabilities and stockholders' equity
Current liabilities:
   Current installments of long-term debt..........     $23,783      $14,890
   Trade accounts payable..........................      59,401       57,879
   Accrued compensation and other liabilities......      67,153       68,913
   Accrued income taxes............................       1,545          802
                                                     -----------  -----------
      Total current liabilities....................     151,882      142,484
Long-term debt, less current installments..........     174,620      190,948
Deferred income taxes..............................       6,448        6,760

Stockholders' equity:
   Preferred stock, $1 par. Authorized 5,000
     shares; none issued...........................          --           --
   Common stock, $1 par. Authorized 40,000 shares;
     22,234 and 22,204 shares, respectively,
     issued and outstanding........................      22,234       22,204
Additional paid-in capital.........................     203,680      203,548
Retained earnings..................................      53,028       51,492
Accumulated other comprehensive (loss) income......      (1,378)     (10,246)
                                                     -----------  -----------
Total stockholders' equity.........................     277,564      266,998
                                                     -----------  -----------
Total liabilities and stockholders' equity.........    $610,514     $607,190
                                                     ===========  ===========

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                 Thirteen Weeks Ended
                                 -----------------------
                                  October 1,  October 2,
                                      1999        1998
                                 ----------- -----------
Net sales.......................   $155,542    $164,795
Cost of sales...................    106,573     113,218
                                 ----------- -----------
Gross profit....................     48,969      51,577

Marketing, selling and
  administrative expenses.......     35,320      34,912
Research and development
  expenses......................      4,620       4,409
Amortization of goodwill
  and other intangibles.........      2,223       2,123
                                 ----------- -----------
Operating income................      6,806      10,133
                                 ----------- -----------
Other (expense) income:
  Interest expense..............     (4,599)     (4,035)
  Interest income and
    other, net..................      1,081       1,221
                                 ----------- -----------
                                     (3,518)     (2,814)
                                 ----------- -----------
Income before income
  taxes.........................      3,288       7,319
Income tax expense..............      1,752       3,762
                                 ----------- -----------
Net income .....................     $1,536      $3,557
                                 =========== ===========

Basic earnings per share........      $0.07       $0.16
                                 =========== ===========

Basic weighted average
  number of shares outstanding..     22,225      22,176
                                 =========== ===========

Diluted earnings per share......      $0.07       $0.16
                                 =========== ===========

Diluted weighted average
  number of shares outstanding..     22,256      22,273
                                 =========== ===========

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                        Thirteen Weeks Ended
                                                        ------------------------
                                                        October 1,   October 2,
                                                           1999         1998
                                                        -----------  -----------
Cash flows from operating activities:
     Net income.......................................      $1,536       $3,557
     Depreciation and amortization....................       4,067        4,029
     Amortization of goodwill and other intangibles...       2,223        2,123
     Other non-cash items.............................        (257)       1,887
Changes in assets and liabilities:
     Trade receivables, net...........................       5,240       (6,576)
     Installment receivables, net.....................       2,934       (2,804)
     Inventories......................................         (27)         161
     Other assets.....................................      (2,555)      (7,891)
     Income taxes.....................................         740        1,563
     Accounts payable and other liabilities...........      (1,952)      (7,778)
                                                        -----------  -----------
Net cash provided by operating activities.............      11,949      (11,729)
                                                        -----------  -----------
Cash flows from investing activities:
     Purchase of property and equipment...............      (4,636)      (6,288)
                                                        -----------  -----------
Net cash used for investing activities................      (4,636)      (6,288)
                                                        -----------  -----------
Cash flows from financing activities:
     Borrowings of long-term debt.....................       8,000       42,138
     Repayments of long-term debt.....................     (15,931)     (23,055)
     Proceeds from issuance of common stock...........         162          235
                                                        -----------  -----------
Net cash provided by (used for) financing activities..      (7,769)      19,318
                                                        -----------  -----------
Effect of exchange rate changes on cash...............       1,233          (50)
                                                        -----------  -----------
Net increase (decrease) in cash and cash equivalents..         777        1,251
Cash and cash equivalents at beginning of period......       1,485          931
                                                        -----------  -----------
Cash and cash equivalents at end of period............      $2,262       $2,182
                                                        ===========  ===========

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of sunrise Medical Inc. and its subsidiaries and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen week periods ended October 1, 1999 and October 2, 1998 are not necessarily indicative of the results that may be expected for the entire year.

2. Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following:
                                       October 1,     July 2,
                                          1999         1999
                                     ------------ ------------
     Raw material...................     $35,794      $37,477
     Work-in-progress...............      12,252       12,758
     Finished goods.................      41,278       37,706
                                     ------------ ------------
     Total inventories..............     $89,324      $87,941
                                     ============ ============

3. Comprehensive Income

Components of comprehensive income include net income and foreign currency translation adjustments. Comprehensive income was as follows:
                                 Thirteen Weeks Ended
                                 -----------------------
                                  October 1,  October 2,
                                      1999        1998
                                 ----------- -----------
Net income .....................     $1,536      $3,557
Foreign currency
  translation adjustment........      8,868       4,171
                                 ----------- -----------
Total comprehensive income.......   $10,404      $7,728
                                 =========== ===========

4. Earnings Per Share (EPS)

The following is a reconciliation of the denominators of the basic and diluted EPS computations.
                                 Thirteen Weeks Ended
                                 -----------------------
                                  October 1,  October 2,
                                      1999        1998
                                 ----------- -----------
Weighted average number
  of shares outstanding..........    22,225      22,176
Effect of dilutive stock
  options (1)..................          31          97
                                 ----------- -----------
Weighted average number
of shares assuming dilution......    22,256      22,273
                                 =========== ===========
(1) 1,901 and 1,456 potential common shares were not used to compute diluted earnings per share for the thirteen weeks ended October 1, 1999 and October 2, 1998, respectively, as their effect was antidilutive.

5. Segment Information

Revenues and operating income (loss) by segment for the thirteen weeks ended October 1, 1999 and October 2, 1998 were as follows:

                                             Thirteen Weeks Ended
                                             -----------------------
                                              October 1,  October 2,
                                                1999        1998
                                             ----------- -----------

Revenues:
   North American rehabilitation products...    $85,043     $88,612
   European rehabilitation products.........     55,813      56,176
   Institutional products...................     14,686      20,007
                                             ----------- -----------
                                               $155,542    $164,795
                                             =========== ===========
Operating income (loss):
   North American rehabilitation products...     $2,970      $3,101
   European rehabilitation products.........      5,240       6,047
   Institutional products...................     (1,626)        106
   Other....................................        222         879
                                             ----------- -----------
                                                 $6,806     $10,133
                                             =========== ===========

SUNRISE MEDICAL INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K.

Net Sales

      Net sales for the thirteen weeks ended October 1, 1999 of $156 million declined 4% from the first quarter of last year, excluding a 2% negative impact from foreign currency translations. Net sales for the quarter were impacted by declines in North American rehabilitation products and institutional products. First quarter sales of European rehabilitation products were flat with the prior year.

North American Rehabilitation Products

     Net sales of North American rehabilitation products, which includes wheelchairs, personal care products, respiratory and speech devices, decreased 4% to $85 million, compared to $89 million in the first quarter of 1999. The decrease is primarily due to competitive conditions in the homecare market, reducing year over year average selling prices and unit sales.

European Rehabilitation Products

      First quarter net sales of European rehabilitation products were $56 million, even with the prior year period, but increased 4% on a currency adjusted basis. Strong wheelchair sales in Spain, France and Germany, as well as growth in homecare beds and respiratory product sales in France, drove the increase.

Institutional Products

      Net sales of institutional products, which include nursing home beds and specialized bathing systems, declined to $15 million from $20 million in the first quarter of last year. Continued adverse industry conditions in the U.S. nursing home market as a result of the government's new Prospective Payment System for Medicare, together with the termination of a hospital bed contract in France, were responsible for the majority of the decrease.

Expense and Profit Analysis

                                         Thirteen Weeks Ended
                                 ----------------------- -----------
                                  October 1,  July 2,     October 2,
                                      1999      1999          1998
                                 ----------- ----------- -----------
Gross profit....................       31.5%       29.1%       31.3%
Marketing, selling and
  administrative expenses.......       22.7%       24.3%       21.2%
Operating income (loss).........        4.4%      (0.5%)        6.1%
Interest expense.................       3.0%        2.7%        2.4%
Net income (loss)...............        1.0%      (1.6%)        2.2%

      Gross profit as a percentage of net sales for the first quarter of 2000 improved over the same period last year despite lower sales volume. On a sequential basis, gross margin improved two percentage points from 29.5% in the fourth quarter of 1999. In both cases, these increases resulted from our profit improvement plan, implemented in last year's fourth quarter, which lowered costs and increased operational effectiveness, offsetting continuing pricing pressures.

     Marketing, selling and administrative expenses increased 1% compared to the prior year period. The increase was due to computer conversion costs, commissions and timing of product literature publications in Europe. On a sequential basis, marketing, selling and administrative expenses decreased 5%, excluding severance expenses incurred in the fourth quarter of last year, benefiting from rigid expense controls as part of our profit improvement plan.

     Operating income for the first quarter of 2000 was $6.8 million compared to $10.1 million for the comparable period of 1999, due in part to a $1.6 million loss from operations in the institutional products segment. The loss was driven by a decline in gross profit as a result of the lower sales volume. We expect the financial performance of this segment to improve based on our customers adjusting to the lower Medicare reimbursement levels together with tight cost control and new product introductions. Operating income from European rehabilitation products was $0.8 million lower than the prior year due to lower gross margin and higher marketing, selling and administrative expenses this quarter. Operating income from North American rehabilitation products declined modestly due to sales volume, which was partially offset by lower marketing, selling and administrative expenses.

      Interest expense for the first quarter increased $0.6 million compared to the first quarter of the prior year as a result of higher average borrowings during the quarter and higher interest rates on our credit facility.

      The effective tax rate for the first quarter was 53.3% compared to 51.4% in the same period of 1999. The increase is due to the effect of non-deductible goodwill amortization on lower pre-tax earnings when compared to the prior year.

      Net income for the first quarter of 2000 was $1.5 million, or $0.07 per share, representing an improvement over $0.04 per share in the fourth quarter of 1999, before costs associated with severance and termination of interest rate swap agreements. The increase is the result of our cost reduction program. Earnings for the first quarter of 1999 were $3.6 million, or $0.16 per share.

Liquidity and Capital Resources

      Cash and cash equivalents were approximately $2.3 million at October 1, 1999 and $1.5 million at July 2, 1999. Net cash provided by operating activities was $11.9 million mainly due to decreases in both trade and installment receivables. This compares to $7.3 million used for operations in the prior year as a result of reduced accounts payable and payments for re-engineering expenses. Working capital decreased $11 million during the quarter to $109 million. The change is due to decreases in trade and installment receivables and higher current installments of long-term debt.

     Capital spending in the first quarter was $4.6 million, primarily invested for machinery and equipment. There were no material capital expenditure commitments outstanding as of October 1, 1999.

     Long-term borrowings decreased $7.9 million this quarter. Historically the principal source of liquidity has been cash flow from operations supplemented with borrowings under our bank credit line. At October 1, 1999, we had outstanding borrowings of $48 million under our $70 million unsecured revolving bank credit facility. Commitments on this facility reduce to $25 million in July 2000 in quarterly increments of $15 million per quarter commencing in January 2000. In January 2001, borrowings outstanding under the revolving credit facility, together with the company's $40 million secured bank term loan, will be due and payable in full. We are considering a variety of alternatives to generate any cash that will be necessary to fund the credit line reductions, such as the divestiture of certain assets, including the sale and leaseback of company-owned manufacturing facilities, and the issuance of securities. We will maintain an adequate liquidity position through the above measures together with cash generated from operations, management of working capital and capital expenditure levels, and available borrowings under our present credit facility and future credit arrangements.

Impact of Inflation

      Inflation did not have a significant effect on our operating results in the first quarter of fiscal year 2000.

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

      We have undertaken internal reviews to evaluate all products manufactured and sold for year 2000 compliance. Most of our products are not affected due to the mechanical nature and the absence of date- dependent functions. Those products with date functions have been analyzed and tested by our engineering and quality assurance staff and it has been determined that all our products manufactured in the last five years are year 2000 compliant. While we have taken numerous steps to ensure that all products are year 2000 compliant and to make information on the year 2000 readiness of our products available to our customers, there is no way to fully guarantee that we will be completely successful in either case.

      Also, we have requested assurances from our major suppliers that they are addressing this issue and that products procured by us will function properly in the year 2000. Some critical suppliers have been unwilling to provide these assurances and do not expect to provide these assurances prior to the year 2000. This is particularly the case in Europe where we have significant operations. This could result in manufacturing delays and backlogs. If necessary, and where feasible, substitute vendors have been and are being identified. In addition, certain governmental agencies, including agencies which directly or indirectly provide funding for the purchase of products sold by us, and other third parties such as telephone, electricity and other utility companies may not be year 2000 compliant. As a result, it is difficult for us to assess the likelihood, or the impact on our business, of such entities' failure to be year 2000 compliant.

      The costs we incurred to date in connection with our year 2000 compliance program have not had a material impact on our financial condition or results of operations except as included in the computer conversion re-engineering expenses in fiscal 1998. Based on the information currently available, we estimate that the total cost of completing our year 2000 compliance program will not be material. This estimate is based on information available at this time. New developments could affect our estimate of the amount of time and costs necessary to become year 2000 compliant. Except as noted herein, we currently expect that the year 2000 issue will not pose significant operational problems for us. However, delays in our remediation efforts, or a failure to timely identify all year 2000 dependencies in the systems, equipment or processes of Sunrise, our vendors, customers, financial institutions or other third parties could have material adverse consequences, including delays in the manufacture, delivery or sale of products. We are in the process of refining our contingency plans along with our remediation efforts for continuing operations in the event these problems arise, but we may not be fully successful in this regard.

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

Forward Looking Statements

      We have made forward-looking statements in this Form 10-Q, including the future performance of our institutional products segment. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) increased industry pricing pressures; (iii) the rising cost and availability of raw materials; (iv) product development, commercialization and market acceptance risks; (v) the reduction or elimination of government funding for the company's products; (vi) unfavorable governmental regulatory actions (such as by the FDA in the U.S.); (vii) disruptions caused by the company's consolidation of operations; (viii) risks related to the company's international operations; (ix) year 2000 compliance issues; (x) dependence on key personnel; and (xi) other factors referenced in this and other Securities and Exchange Commission filings of the company. We disclaim any obligation to update any such factors or to announce publicly the result of any revision to any of the forward-looking statements contained in this Form 10-Q, or to make corrections to reflect future events or developments.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

     Our primary financial market risks include fluctuations in interest rates and currency exchange rates. Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating costs denominated in foreign currencies. The purpose of entering into these contracts is to protect against economic losses associated with foreign exchange transactions. Gains and losses on the hedges offset a majority of the increases or decreases in our local currency operating costs in the corresponding periods. The contracts have maturity dates that do not normally exceed 12 months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which hedged transactions impact earnings. We purchase short- term forward exchange contracts only for purposes of risk management.

     As of October 1, 1999 we had $54.2 million in foreign currency forward contracts. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts. As of October 1, 1999, the analysis indicated that such market movements would have resulted in a $5.2 million loss on foreign currency forward contracts outstanding. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges. There were no foreign currency exchange contracts outstanding at July 2, 1999.

     At October 1, 1999, a hypothetical 10% adverse movement in short- term interest rates on our variable rate debt would have resulted in a reduction of $0.5 million in annual pre-tax income. We cannot predict market fluctuations in interest rates and their impact on debt. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
 Number                            Description
-------- ---------------------------------------------------------------
    3.1  Certificate of Incorporation of the company and amendments thereto. (a)

    3.2  Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III - Liability of Director to the
         Corporation."(b)

    3.3  Second Amended and Restated Bylaws of the company.(c)

    3.4  Amendment to Certificate of Incorporation of the company as to the number of authorized shares.(d)

    4.1  Amended and Restated Shareholders' Rights Agreement dated
         May 16, 1997. (e)

    4.2  Amendment to Amended and Restated Shareholders' Rights Agreement. (c)

   10.1  Third Amended and Restated Credit Agreement and Waiver dated as of
         August 28, 1997, among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.(f)

   10.2  Note Purchase Agreement dated as of October 1, 1997 for $50 million
         7.09% Series A Senior Notes Due October 28, 2004 and for $50 million
         7.25% Series B Senior Notes Due October 28, 2007. (f)

   10.3  Second Amendment to the Third Amended and Restated Credit Agreement
         and Waiver dated as of August 26, 1998, among Sunrise Medical Inc.
         and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.(g)

   10.4  Third Amendment to the Third Amended and Restated Credit Agreement
         and Waiver dated as of August 28, 1997 among Sunrise Medical Inc.
         and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.(h)

   10.5  Fourth Amendment to the Third Amended and Restated Credit Agreement
         and Waiver dated as of August 28, 1997 among Sunrise Medical Inc.
         and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (h)

   10.6  Fifth Amendment to the Third Amended and Restated Credit Agreement
         and Waiver dated as of August 28, 1997 among Sunrise Medical Inc.
         and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (h)

     27  Financial Data Schedule.

(a) Incorporated herein by reference our Registration Statement No. 2-86314.

(b) Incorporated herein by reference to our 1987 Definitive Proxy Statement.

(c) Incorporated herein by reference to our Form 8-K dated February 11, 1999.

(d) Incorporated herein by reference to our Form 10-Q for the quarter ended January 1, 1993.

(e) Incorporated herein by reference to our Form 8-K dated May 16, 1997.

(f) Incorporated herein by reference to our Form 10-Q dated September 26, 1997.

(g) Incorporated herein by reference to our Form 10-Q dated October 2, 1998.

(h) Incorporated herein by reference to our Form 10-K dated October 15, 1999.

(b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended October 1, 1999.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

(Registrant)

Date: November 11, 1999

By:	/s/ Ted N. Tarbet

Ted N. Tarbet
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 11, 1999

By:	/s/ John M. Radak

John M. Radak
Vice President and Controller
(Principal Accounting Officer)