Form 10-Q
period 1999-12-31
SUNRISE MEDICAL INC
filed 2000-02-11
CIK 720577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999 or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes    [   ] No

As of February 4, 2000, the company had 22,243,013 outstanding shares of $1 par value common stock.

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1999 and July 2, 1999

Condensed Consolidated Statements of Income for the thirteen weeks and twenty-six weeks ended December 31, 1999 and January 1, 1999

Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended December 31, 1999 and January 1, 1999

Notes to Condensed Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risks

PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                      December 31,    July 2,
                                                          1999         1999
                                                     -----------  -----------
                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents.......................      $1,929       $1,485
   Trade receivables, net..........................     126,664      127,374
   Installment receivables, net....................       3,292       23,068
   Inventories.....................................      83,504       87,941
   Prepaid Expenses................................       6,630        6,745
   Other current assets............................      15,789       15,958
                                                     -----------  -----------
      Total current assets.........................     237,808      262,571

Property and equipment, net........................      84,879       83,560
Goodwill and other intangible assets, net..........     246,845      250,650
Other assets.......................................       3,478       10,409
                                                     -----------  -----------
Total assets.......................................    $573,010     $607,190
                                                     ===========  ===========

Liabilities and stockholders' equity
Current liabilities:
   Current installments of long-term debt..........        $644      $14,890
   Trade accounts payable..........................      54,013       57,879
   Accrued compensation and other liabilities......      63,636       68,913
   Accrued income taxes............................       3,317          802
                                                     -----------  -----------
      Total current liabilities....................     121,610      142,484
Long-term debt, less current installments..........     173,286      190,948
Deferred income taxes..............................       6,584        6,760

Stockholders' equity:
   Preferred stock, $1 par. Authorized 5,000
     shares; none issued...........................          --           --
   Common stock, $1 par. Authorized 40,000 shares;
     22,243 and 22,204 shares, respectively,
     issued and outstanding........................      22,243       22,204
Additional paid-in capital.........................     203,678      203,548
Retained earnings..................................      54,106       51,492
Accumulated other comprehensive (loss) income......      (8,497)     (10,246)
                                                     -----------  -----------
Total stockholders' equity.........................     271,530      266,998
                                                     -----------  -----------
Total liabilities and stockholders' equity.........    $573,010     $607,190
                                                     ===========  ===========

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                               Thirteen Weeks Ended     Twenty-six Weeks Ended
                               ----------------------   -----------------------
                               December 31, January 1,  December 31, January 1,
                                    1999        1999         1999        1999
                               ----------- ----------   ----------- -----------
Net sales.....................   $160,956   $163,460      $316,498    $328,255
Cost of sales.................    112,973    112,556       219,546     225,774
                               ----------- ----------   ----------- -----------
Gross profit..................     47,983     50,904        96,952     102,481

Marketing, selling and
  administrative expenses.....     33,863     37,297        69,183      72,209
Research and development
  expenses....................      4,929      4,938         9,549       9,347
Amortization of goodwill
  and other intangibles.......      2,566      2,123         4,789       4,246
                               ----------- ----------   ----------- -----------
Operating income..............      6,625      6,546        13,431      16,679
                               ----------- ----------   ----------- -----------
Other (expense) income:
  Interest expense............     (4,483)    (3,910)       (9,082)     (7,945)
  Interest income and
    other, net................        132      1,143         1,213       2,364
                               ----------- ----------   ----------- -----------
                                   (4,351)    (2,767)       (7,869)     (5,581)
                               ----------- ----------   ----------- -----------
Income before income
  taxes.......................      2,274      3,779         5,562      11,098
Income tax expense............      1,196      1,963         2,948       5,725
                               ----------- ----------   ----------- -----------
Net income ...................     $1,078     $1,816        $2,614      $5,373
                               =========== ==========   =========== ===========
Basic and diluted earnings
Per share......  .............      $0.05      $0.08         $0.12       $0.24
                               =========== ==========   =========== ===========

Basic weighted average
  number of shares outstanding     22,240     22,197        22,233      22,187
                               =========== ==========   =========== ===========

Diluted weighted average
  number of shares outstanding     22,255     22,326        22,253      22,297
                               =========== ==========   =========== ===========

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                       Twenty-six Weeks Ended
                                                       -----------------------
                                                       December 31, January 1,
                                                          1999         1999
                                                       ----------   ----------
Cash flows from operating activities:
     Net income.......................................    $2,614       $5,373
     Depreciation and amortization....................     8,152        8,219
     Amortization of goodwill and other intangibles...     4,789        4,246
     Loss on asset dispositions........................      635           --
     Other non-cash items.............................       (45)       2,860
Changes in assets and liabilities:
     Trade receivables, net...........................       816      (12,566)
     Installment receivables, net.....................     4,823       (2,406)
     Inventories......................................     4,584        3,428
     Other assets.....................................      (289)      (4,553)
     Income taxes.....................................     2,713        4,923
     Accounts payable and other liabilities...........    (8,246)      (8,822)
                                                       ----------   ----------
Net cash provided by operating activities.............    20,546          702
                                                       ----------   ----------
Cash flows from investing activities:
     Purchase of property and equipment...............    (9,195)      (8,948)
     Proceeds from sales of assets.....................   20,863           --
                                                       ----------   ----------
Net cash used for investing activities................    11,668       (8,948)
                                                       ----------   ----------
Cash flows from financing activities:
     Proceeds from long-term borrowings...............    10,600       48,507
     Principal payments on long-term borrowings.......   (43,427)     (38,669)
     Proceeds from issuance of common stock...........       169          257
                                                       ----------   ----------
Net cash provided by (used for) financing activities..   (32,658)      10,095
                                                       ----------   ----------

Effect of exchange rate changes on cash
and cash equivalents..................................       888       (1,563)
                                                       ----------   ----------
Net increase (decrease) in cash and cash equivalents..       444          286
Cash and cash equivalents at beginning of period......     1,485          931
                                                       ----------   ----------
Cash and cash equivalents at end of period............    $1,929       $1,217
                                                       ==========   ==========

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Sunrise Medical Inc. and its subsidiaries and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen week and twenty-six week periods ended December 31, 1999 and January 1, 1999 are not necessarily indicative of the results that may be expected for the entire year.

2. Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following:

                                      December 31,    July 2,
                                          1999         1999
                                     ------------ ------------
     Raw material...................     $37,350      $37,477
     Work-in-progress...............      10,285       12,758
     Finished goods.................      35,869       37,706
                                     ------------ ------------
     Total inventories..............     $83,504      $87,941
                                     ============ ============

3. Comprehensive Income (Loss)

Components of comprehensive income (loss) include net income and foreign currency translation adjustments. Comprehensive income (loss) was as follows:

                                 Thirteen Weeks Ended     Twenty-six Weeks Ended
                                 ----------------------   -----------------------
                                 December 31, January 1,  December 31, January 1,
                                      1999        1999         1999        1999
                                 ----------- ----------   ----------- -----------
Net income .....................     $1,078     $1,816        $2,614      $5,373
Foreign currency
  translation adjustment........     (7,119)    (2,339)        1,749       1,832
                                 ----------- ----------   ----------- -----------
Total comprehensive income (loss)   ($6,041)     ($523)       $4,363      $7,205
                                 =========== ==========   =========== ===========

4. Earnings Per Share (EPS)

The following is a reconciliation of the denominators of the basic and diluted EPS computations.

                               Thirteen Weeks Ended     Twenty-six Weeks Ended
                               ----------------------   -----------------------
                               December 31, January 1,  December 31, January 1,
                                    1999        1999         1999        1999
                               ----------- ----------   ----------- -----------
Weighted average number
  of shares outstanding........    22,240     22,197        22,233      22,187
Effect of dilutive stock
  options (1).(2)..............        15        129            20         110
                               ----------- ----------   ----------- -----------
Weighted average number
of shares assuming dilution....    22,255     22,326        22,253      22,297
                               =========== ==========   =========== ===========

  2,198 and 1,352 potential common shares were not used to compute diluted earnings per share for the thirteen weeks ended December 31, 1999 and January 1, 1999, respectively, as their effect was antidilutive.

  2,129 and 1,402 potential common shares were not used to compute diluted earnings per share for the twenty-six weeks ended December 31, 1999 and January 1, 1999, respectively, as their effect was antidilutive.

5. Segment Information

Revenues and operating income (loss) by segment were as follows:

                                          Thirteen Weeks Ended     Twenty-six Weeks Ended
                                          ------------------------ ------------------------
                                          December 31, January 1,  December 31, January 1,
                                              1999        1999         1999        1999
                                          ------------ ----------- ------------ -----------

Revenues:
   North American rehabilitation products     $90,285     $92,190     $175,328    $180,802
   European rehabilitation products......      53,565      51,961      109,378     108,137
   Institutional products................      17,106      19,309       31,792      39,316
                                          ------------ ----------- ------------ -----------
                                             $160,956    $163,460     $316,498    $328,255
                                          ============ =========== ============ ===========
Operating income (loss):
   North American rehabilitation products      $5,746      $5,362       $8,716      $8,463
   European rehabilitation products......       3,518       1,775        8,758       7,822
   Institutional products................      (1,596)     (1,081)      (3,222)       (975)
   Other.................................      (1,043)        490         (821)      1,369
                                          ------------ ----------- ------------ -----------
                                               $6,625      $6,546      $13,431     $16,679
                                          ============ =========== ============ ===========

6. Asset Disposition

During the quarter, the company sold approximately $22 million of its installment receivable portfolio to an independent third party. The company recorded a loss of $635 on the sale, which is included in interest income and other, net.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes included elsewhere in this report and the Consolidated Financial Statements and Notes included in our annual report on Form 10-K.

Thirteen weeks ended December 31, 1999 compared to thirteen weeks ended January 1, 1999

Net Sales

      Net sales for the thirteen weeks ended December 31, 1999 of $161 million were flat with the prior year quarter, excluding a 2% negative impact from foreign currency translations. Net sales for the quarter increased in the European rehabilitation products segment, but decreased in the North American rehabilitation products and institutional products segments.

North American Rehabilitation Products

     Net sales of North American rehabilitation products, which includes wheelchairs, personal care products, respiratory and speech devices, decreased 2% to $90 million, compared to $92 million in the second quarter of 1999. The decrease was primarily in wheelchairs and speech devices. Wheelchair product sales were impacted by a plant reorganization and vendor supply issues slowed production of speech devices this quarter.

European Rehabilitation Products

     Net sales of European rehabilitation products were $54 million for the quarter, an increase of 8% compared to the prior year on a currency adjusted basis. All regions contributed to the sales growth, with the U.K and Germany having the largest impact.

Institutional Products

     Net sales of institutional products, which include nursing home beds and specialized bathing systems, declined to $17 million from $19 million in the second quarter of last year. Continued adverse industry conditions in the U.S. nursing home market as a result of the government's implementation of the Prospective Payment System for Medicare were responsible for the majority of the decrease. However, sales in this segment showed sequential improvement, up 16% from the first quarter.

Expense and Profit Analysis

                               Thirteen Weeks Ended
                               ----------------------
                               December 31, January 1,
                                    1999        1999
(% to sales)                   ----------- ----------
Gross profit..................       29.8%      31.1%
Marketing, selling and
  administrative expenses.....       21.0%      22.8%
Operating income .............        4.1%       4.0%
Interest expense...............       2.8%       2.4%
Net income ...................        0.7%       1.1%

     Gross profit as a percentage of net sales for the second quarter decreased 1.3 percentage points compared to the same period last year. Margins in both the North American rehabilitation products and institutional products segments declined, while margins in the European rehabilitation products segment improved compared to the prior year second quarter. The increase is mainly the result of improved sales and favorable mix in the U.K. versus a year ago. The decline in North American rehabilitation productions is mainly due to product mix and the disruption from the previously mentioned plant re-organization. Margins in the institutional products segment declined as a result of lower production volume.

     Marketing, selling and administrative expenses decreased 180 basis points as a percentage of sales from the second quarter of last year. The decrease represents a 6% reduction in expenses compared to the prior year period, excluding the favorable impact from the termination of a long- term purchase commitment for materials. Expenses decreased as a result of savings achieved through our profit improvement plan.

     Operating income for the quarter was $6.6 million compared to $6.5 million for the comparable period of 1999. Operating income from European rehabilitation products increased to $3.5 million this quarter compared to $1.8 million last year primarily as a result of improved gross margins. Operating income from North American rehabilitation products increased to $5.7 million compared to $5.4 million in the prior year as a result of lower operating expenses. The institutional products segment had an operating loss of $1.6 million driven by the lower sales volume compared to a loss of $1.1 million for the second quarter of 1999.

      Interest expense in the second quarter increased $0.6 million compared to the second quarter of the prior year as a result of higher interest rates on our credit facility, partially offset by lower average borrowings.

     Interest income and other, net decreased from the prior year as a result of the decrease in our installment receivables together with the loss on the sale of the portfolio at the end of the quarter.

     The effective tax rate for the second quarter was 52.6% compared to 51.9% in the same period of 1999. The increase is due to the effect of non-deductible goodwill amortization on lower pre-tax earnings when compared to the prior year.

     Net income for the second quarter was $1.1 million, or $0.05 per share, compared to net income of $1.8 million or $0.08 per share in the second quarter of last year. This quarter's results were favorably impacted by $0.02 per share due to the net impact of the termination of a long-term purchase commitment on favorable terms, partially offset by a loss on the sale of a portion of our installment receivables. The decline from the prior year is largely due to the decline in gross margin.

Twenty-six weeks ended December 31, 1999 compared to twenty-six weeks ended January 1, 1999

Net Sales

     Net sales for the first half of fiscal 2000 declined 2% to $316 million compared to $328 million in the comparable period of 1999, excluding a 2% negative impact from foreign currency translations. The majority of the decline was in the institutional products segment, due to unfavorable industry conditions. Net sales increased in the European rehabilitation products segment, while North American rehabilitation product sales decreased.

North American Rehabilitation Products

     Net sales of North American rehabilitation products in the first half of the year decreased 3% to $175 million, compared to $181 million for the same period last year. The decrease was primarily in wheelchairs as a result of competitive conditions at the start of the year, together with a plant reorganization toward the end of the period, which increased backlog.

European Rehabilitation Products

     Net sales of European rehabilitation products were $109 million for the first half of this year, an increase of 6% compared to the first half of 1999 on a currency adjusted basis. All regions contributed to the sales growth, with Spain, France and Germany showing the most improvement.

Institutional Products

     Net sales of institutional products declined to $32 million from $39 million last year. The decrease was mainly due to continued adverse industry conditions in the U.S. nursing home market as a result of the government's Prospective Payment System for Medicare as well as the termination of a hospital contract in France.

Expense and Profit Analysis

                               Twenty-Six Weeks Ended
                               ----------------------
                               December 31, January 1,
                                    1999        1999
(% to sales)                   ----------- ----------
Gross profit..................       30.6%      31.2%
Marketing, selling and
  administrative expenses.....       21.9%      22.0%
Operating income .............        4.2%       5.1%
Interest expense...............       2.9%       2.4%
Net income ...................        0.8%       1.6%

     Gross profit as a percentage of net sales decreased 0.6 percentage points compared to the first half of the prior year. Margins in both the North American rehabilitation products and institutional products segments declined, while margins in the European rehabilitation products segment improved compared to the first half of the prior year. The decline in North American rehabilitation products is mainly due to product mix and the disruption from the plant re-organization. Margins in the institutional products segment declined as a result of the lower production volume.

     Marketing, selling and administrative expenses for the first half of 2000 decreased 2% compared to the prior year, excluding the favorable impact from the termination of a long-term purchase commitment for materials. The decrease resulted from headcount reductions in connection with our profit improvement plan.

     Operating income was $13.4 million compared to $16.7 million for the comparable period of 1999. Operating income from European rehabilitation products increased to $8.8 million compared to $7.8 million last year as a result of improved gross margins. Operating income from North American rehabilitation products increased 8.7 million from $8.5 million last year due to the decline in gross margin and the institutional products segment had an operating loss of $3.2 million driven by the lower sales volume compared to a $1.0 loss last year.

     Interest expense was $1.1 million higher than the first half of 1999 as a result of higher interest rates on our credit facility.

     Interest income and other, net declined as a result of the events discussed above for the second quarter.

     The effective tax rate for the first half of the year was 53.0% compared to 51.6% in the same period of 1999. The effective tax rate is greater than the expected statutory rate due to the effect of amortization of non-deductible goodwill. The increase is due to the effect of non-deductible goodwill amortization on lower pre-tax earnings when compared to the prior year.

     Net income was $2.6 million, or $0.12 per share, compared to net income of $5.4 million or $0.24 per share last year. This year's results were favorably impacted by $0.02 per share due to the net impact of the termination of a long-term purchase commitment on favorable terms, partially offset by a loss on the sale of a portion of our installment receivables. The decrease from the prior year is primarily due to lower sales and the decline in gross margins.

Liquidity and Capital Resources

     During the first half of 2000, working capital decreased $3.9 million to $116 million primarily due to the net effect of selling installment receivables and paying down the current portion of long term debt.

     Capital spending was $9.2 million during the first half of 2000, primarily invested for machinery and equipment. There were no material capital expenditure commitments outstanding as of December 31, 1999.

     Long-term borrowings have been reduced by $33 million this year. We used $21 million in cash generated from the sale of our installment receivables together with cash generated from operations to reduce long- term borrowings to $174 million at quarter end. Historically the principal source of liquidity has been cash flow from operations supplemented with borrowings under our bank credit line. We expect to maintain an adequate liquidity position with cash generated from operations, management of working capital and capital expenditure levels, and available borrowings under our present credit facility and future credit arrangements.

Year 2000 Compliance

     To address year 2000 issues, we formed a corporate oversight task force, including our internal auditors, which performed independent reviews and evaluations of equipment and systems to verify compliance. Our approach to compliance included the following:

  We reviewed software, products, machinery and components licenses, warranties and contractual agreements.
  We obtained vendor compliance confirmation for purchased software, products, machinery and components.
  We performed Year 2000 compliance testing under the supervision of information system department heads and our internal audit department.

       Most of our products were not affected due to the mechanical nature and the absence of date-dependent functions. Those products with date functions were analyzed and tested by our engineering and quality assurance staff and it was determined that all our products manufactured in the last five years are year 2000 compliant.

       To prepare for the possibility of experiencing Year 2000 related problems, we developed a contingency plan. The plan included backing up computer files prior to Year 2000, having backup power supplies in the event of a power failure, identifying alternative suppliers and/or building up safety stocks of raw materials or finished products to cover supply chain failures and targeting alternative distribution methods in the event of a distribution system failure. As a result of our contingency plans, we did not have an overstocking of inventory.

       We did not experience any significant problems as a result of Year 2000, and are not aware of any issues that would impact our future operations or financial performance. However, no assurances can be given that we will not experience future problems. Our contingency plan and remediation efforts for continuing operations in the event these problems arise may not be fully successful in this regard.

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

  Forward Looking Statements

       We have made forward-looking statements in this Form 10-Q. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) increased industry pricing pressures; (iii) the rising cost and availability of raw materials; (iv) product development, commercialization and market acceptance risks; (v) the reduction or elimination of government funding for the company's products; (vi) unfavorable governmental regulatory actions (such as by the FDA in the U.S.); (vii) disruptions caused by the company's consolidation of operations; (viii) risks related to the company's international operations; (ix) year 2000 compliance issues; (x) dependence on key personnel; and (xi) other factors referenced in this and other Securities and Exchange Commission filings of the company. We disclaim any obligation to update any such factors or to announce publicly the result of any revision to any of the forward-looking statements contained in this Form 10-Q, or to make corrections to reflect future events or developments.

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

       As of December 31, 1999 we had $34.2 million in foreign currency forward contracts. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts. As of December 31, 1999, the analysis indicated that such market movements would have resulted in a $3.3 million loss on foreign currency forward contracts outstanding. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges. There were no foreign currency exchange contracts outstanding at July 2, 1999.

       At December 31, 1999, a hypothetical 10% adverse movement in short- term interest rates on our variable rate debt would have resulted in a reduction of $0.5 million in annual pre-tax income. We cannot predict market fluctuations in interest rates and their impact on debt. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates.

  SUNRISE MEDICAL INC. AND SUBSIDIARIES

  PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders

  The company held its Annual Meeting of Stockholders on December 15, 1999. The matters voted on at the meeting and the votes cast with respect thereto were as follows:

  1) The following six directors were elected for a one-year term.

                                     Voted
                                    For      Withheld
                               ----------- ----------

Lee A. Ault III                19,168,903    338,827
Michael N. Hammes              19,184,695    323,035
Murray H. Hutchison            19,153,104    354,626
William L. Pierpoint           19,153,553    354,177
Joseph Stemler                 19,168,688    339,042
John R. Woodhull               19,148,653    359,077

  2) Adoption of an Employee Stock Purchase Plan for the company.

        Voted For               15,561,088
        Voted Against            3,885,474
        Abstained                   61,168
        Broker Non-Vote               None

  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

Exhibit
 Number                              Description
-------- --------------------------------------------------------------------
    3.1  Certificate of Incorporation of the company and amendments thereto. (a)

    3.2  Amendment to Certificate of Incorporation of the company as set fort under the caption "Article III - Liability of Director to the
         Corporation."(b)

    3.3  Second Amended and Restated Bylaws of the company.(c)

    3.4  Amendment to Certificate of Incorporation of the company as to the number of authorized shares.(d)

    4.1  Amended and Restated Shareholders' Rights Agreement dated
         May 16, 1997. (e)

    4.2  Amendment to Amended and Restated Shareholders' Rights Agreement.(c)

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

     27  Financial Data Schedule.

  (a) Incorporated herein by reference our Registration Statement No. 2- 86314.
  (b) Incorporated herein by reference to our 1987 Definitive Proxy Statement.
  (c) Incorporated herein by reference to our Form 8-K dated February 11, 1999.
  (d) Incorporated herein by reference to our Form 10-Q for the quarter ended January 1, 1993.
  (e) Incorporated herein by reference to our Form 8-K dated May 16, 1997.
  (f) Incorporated herein by reference to our Form 10-Q dated January 1, 1999.
  (g) Incorporated herein by reference to our Form 10-K dated October 15, 1999.

  (b) Reports on Form 8-K

  A report on Form 8-K was filed January 26, 2000 in connection with the appointment of Michael N. Hammes as Chief Executive Officer.

  SUNRISE MEDICAL INC. AND SUBSIDIARIES

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

(Registrant)

  Date: February 10, 1999

By:	/s/ Ted N. Tarbet

Ted N. Tarbet
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

  Date: February 10, 1999

By:	/s/ John M. Radak

John M. Radak
Vice President and Controller
(Principal Accounting Officer)