Form 10-Q
period 2000-03-31
SUNRISE MEDICAL INC
filed 2000-05-15
CIK 720577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes    [   ] No

As of March 31, 2000, the company had 22,245,283 outstanding shares of $1 par value common stock.

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2000 and July 2, 1999

Condensed Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended March 31, 2000 and April 2, 1999

Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended March 31, 2000 and April 2, 1999

Notes to Condensed Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risks

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                           March 31,    July 2,
                                                             2000        1999
                                                        ----------- -----------
                                                        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents...........................     $1,337      $1,485
   Trade receivables, net..............................    127,001     127,374
   Installment receivables, net........................      3,797      23,068
   Inventories.........................................     74,531      87,941
   Prepaid Expenses....................................      7,397       6,745
   Other current assets................................     16,051      15,958
                                                        ----------- -----------
      Total current assets.............................    230,114     262,571

Property and equipment, net............................     68,085      83,560
Goodwill and other intangible assets, net..............    241,200     250,650
Other assets...........................................      7,224      10,409
                                                        ----------- -----------
Total assets...........................................   $546,623    $607,190
                                                        =========== ===========

Liabilities and stockholders' equity
Current liabilities:
   Current installments of long-term debt..............    $47,552     $14,890
   Trade accounts payable..............................     45,701      57,879
   Accrued compensation and other liabilities..........     63,144      68,913
   Accrued income taxes................................      4,615         802
                                                        ----------- -----------
      Total current liabilities........................    161,012     142,484
Long-term debt, less current installments..............    114,994     190,948
Deferred income taxes..................................      4,288       6,760

Stockholders' equity:
   Preferred stock, $1 par. Authorized 5,000
     shares; none issued...............................         --          --
   Common stock, $1 par. Authorized 40,000 shares;
     22,245 and 22,204 shares, respectively,
     issued and outstanding............................     22,245      22,204
Additional paid-in capital.............................    203,681     203,548
Retained earnings......................................     54,375      51,492
Accumulated other comprehensive (loss) income..........    (13,972)    (10,246)
                                                        ----------- -----------
Total stockholders' equity.............................    266,329     266,998
                                                        ----------- -----------
Total liabilities and stockholders' equity.............   $546,623    $607,190
                                                        =========== ===========

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                  Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                  ----------------------   -----------------------
                                    March 31,    April 2,    March 31,    April 2,
                                      2000         1999        2000         1999
                                  ----------- ----------   ----------- -----------
Net sales........................   $165,678   $169,715      $482,176    $497,970
Cost of sales....................    116,082    119,967       335,628     345,741
                                  ----------- ----------   ----------- -----------
Gross profit.....................     49,596     49,748       146,548     152,229

Marketing, selling and
  administrative expenses........     38,033     35,440       107,216     107,649
Research and development
  expenses.......................      4,756      5,222        14,305      14,569
Amortization of goodwill
  and other intangibles..........      2,413      2,133         7,202       6,379
                                  ----------- ----------   ----------- -----------
Operating income.................      4,394      6,953        17,825      23,632
                                  ----------- ----------   ----------- -----------
Other (expense) income:
  Interest expense...............     (3,667)    (4,239)      (12,749)    (12,184)
  Interest income and
    other, net...................        174        746         1,387       3,110
                                  ----------- ----------   ----------- -----------
                                      (3,493)    (3,493)      (11,362)     (9,074)
                                  ----------- ----------   ----------- -----------
Income before income
  taxes..........................        901      3,460         6,463      14,558
Income tax expense...............        632      1,681         3,580       7,406
                                  ----------- ----------   ----------- -----------
Net income ......................       $269     $1,779        $2,883      $7,152
                                  =========== ==========   =========== ===========

Basic and diluted earnings per sh      $0.01      $0.08         $0.13       $0.32
                                  =========== ==========   =========== ===========

Weighted average number
  of shares outstanding..........     22,244     22,202        22,236      22,192
                                  =========== ==========   =========== ===========
Weighted average number
  of shares assuming dilution....     22,257     22,245        22,265      22,257
                                  =========== ==========   =========== ===========

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                       Thirty-nine Weeks Ended
                                                       ------------------------
                                                        March 31,       April 2,
                                                          2000          1999
                                                       -----------   ----------
Cash flows from operating activities:
     Net income.......................................     $2,883       $7,152
     Depreciation and amortization....................     12,116       12,247
     Amortization of goodwill and other intangibles...      7,202        6,379
     Loss on asset dispositions........................       623
     Other non-cash items.............................     (2,322)       3,797
Changes in assets and liabilities:
     Trade receivables, net...........................       (961)     (12,375)
     Installment receivables, net.....................      1,279       (8,899)
     Inventories......................................     12,577        4,890
     Other assets.....................................     (1,904)      (1,994)
     Income taxes.....................................      3,830        5,031
     Accounts payable and other liabilities...........    (10,315)      (9,136)
                                                       -----------   ----------
Net cash provided by operating activities.............     25,008        7,092
                                                       -----------   ----------
Cash flows from investing activities:
     Purchase of property and equipment...............    (11,943)     (14,003)
     Proceeds from sales of assets.....................    35,267
                                                       -----------   ----------
Net cash used for investing activities................     23,324      (14,003)
                                                       -----------   ----------
Cash flows from financing activities:
     Proceeds from long-term borrowings...............     14,600       66,949
     Principal payments on long-term borrowings.......    (64,001)     (57,161)
     Proceeds from issuance of common stock...........        174          301
                                                       -----------   ----------
Net cash provided by (used for) financing activities..    (49,227)      10,089
                                                       -----------   ----------
Effect of exchange rate changes on cash...............        747       (2,605)
                                                       -----------   ----------
Net increase (decrease) in cash and cash equivalents..       (148)         573
Cash and cash equivalents at beginning of period......      1,485          931
                                                       -----------   ----------
Cash and cash equivalents at end of period............     $1,337       $1,504
                                                       ===========   ==========

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Sunrise Medical Inc. and its subsidiaries and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen week and thirty-nine week periods ended March 31, 2000 and April 2, 1999 are not necessarily indicative of the results that may be expected for the entire year.

2. Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following:

                                        March 31,     July 2,
                                          2000         1999
                                     ------------ ------------
     Raw material...................     $29,706      $37,477
     Work-in-progress...............       9,916       12,758
     Finished goods.................      34,909       37,706
                                     ------------ ------------
     Total inventories..............     $74,531      $87,941
                                     ============ ============

3. Comprehensive Income (Loss)

Components of comprehensive income (loss) include net income and foreign currency translation adjustments. Comprehensive income (loss) was as follows:

                                  Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                  ----------------------   -----------------------
                                    March 31,    April 2,    March 31,    April 2,
                                      2000         1999        2000         1999
                                  ----------- ----------   ----------- -----------
Net income ......................       $269     $1,779        $2,883      $7,152
Foreign currency
  translation adjustment.........     (5,475)    (4,362)       (3,726)     (2,530)
                                  ----------- ----------   ----------- -----------
Total comprehensive income (loss).   ($5,206)   ($2,583)        ($843)     $4,622
                                  =========== ==========   =========== ===========

4. Earnings Per Share (EPS)

The following is a reconciliation of the denominators of the basic and diluted EPS computations.

                                  Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                  ----------------------   -----------------------
                                    March 31,    April 2,    March 31,    April 2,
                                      2000         1999        2000         1999
                                  ----------- ----------   ----------- -----------
Weighted average number
  of shares outstanding..........     22,244     22,202        22,236      22,192
Effect of dilutive stock
  options (1) (2)................         13         43            29          65
                                  ----------- ----------   ----------- -----------
Weighted average number
of shares assuming dilution......     22,257     22,245        22,265      22,257
                                  =========== ==========   =========== ===========

(1) 2,962 and 1,954 potential common shares were not used to compute diluted earnings per share for the thirteen weeks ended March 31, 2000 and April 2, 1999, respectively, as their effect was antidilutive.

(2) 2,154 and 1,872 potential common shares were not used to compute diluted earnings per share for the thirty-nine weeks ended March 31, 2000 and April 2, 1999, respectively, as their effect was antidilutive.

5. Segment Information

Revenues and operating income (loss) by segment were as follows:

                                        Thirteen Weeks Ended Thirty-nine Weeks Ended
                                        -------------------- -----------------------
                                        March 31,  April 2,  March 31,    April 2,
                                          2000       1999       2000        1999
                                        --------- ---------- ---------- ------------

Revenues:
 North American rehabilitation products  $96,669    $95,444   $271,997     $276,246
 European rehabilitation products......   51,847     54,732    161,225      162,869
 Institutional products................   17,162     19,539     48,954       58,855
                                        --------- ---------- ---------- ------------
                                        $165,678   $169,715   $482,176     $497,970
                                        ========= ========== ========== ============
Operating income (loss):
 North American rehabilitation products   $5,954     $7,658    $14,670      $16,121
 European rehabilitation products......    1,289      2,391     10,047       10,213
 Institutional products................   (2,018)      (899)    (5,240)      (1,874)
 Other.................................     (831)    (2,197)    (1,652)        (828)
                                        --------- ---------- ---------- ------------
                                          $4,394     $6,953    $17,825      $23,632
                                        ========= ========== ========== ============

6. Asset Dispositions

During the quarter, the company entered into a $21 million sale- leaseback transaction whereby the company sold and leased back its manufacturing facilities in Fresno, California and Stevens Point, Wisconsin. The company received cash plus $4 million in notes receivable. The company recorded deferred gains of $4.6 million, which are included in other liabilities. The gains are being amortized over the lease terms, which are 20 and 15 years. The related leases are being accounted for as operating leases.

In December 1999, the company sold approximately $22 million of its installment receivable portfolio to an independent third party. The company recorded a loss of $635 on the sale, which is included in interest income and other, net.

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

Thirteen weeks ended March 31, 2000 compared to thirteen weeks ended April 2, 1999

Net Sales

      Net sales for the thirteen weeks ended March 31, 2000 of $166 million were flat with the prior year quarter, excluding a 3% negative impact from foreign currency translations. Net sales for the quarter increased in the European and North American rehabilitation products segments, but decreased in the institutional products segments, currency adjusted.

North American Rehabilitation Products

     Net sales of North American rehabilitation products, which includes wheelchairs, personal care products, respiratory and speech devices, increased 1% to $97 million, compared to $95 million in the third quarter of 1999. The increase was primarily in power wheelchairs and respiratory products. Speech device sales were down marginally for the quarter compared to last year, as we continue to work through part supply issues.

European Rehabilitation Products

      Net sales of European rehabilitation products were $52 million for the quarter, an increase of 2% compared to the prior year on a currency adjusted basis. The Netherlands, Italy and Switzerland all experienced double digit sales growth. Spain also had solid growth over the same quarter of last year.

Institutional Products

      Net sales of institutional products, which include nursing home beds and specialized bathing systems, declined to $17 million from $20 million in the third quarter of last year but remained constant on a sequential quarter basis. Industry conditions remain depressed, however, the recent introduction of our Universal nursing home bed has been very successful and is expected to mitigate the impact of the adverse industry conditions. .

Expense and Profit Analysis

                                  Thirteen Weeks Ended
                                  ----------------------
                                    March 31,    April 2
                                      2000         1999
(% to sales)                      ----------- ----------
Gross profit.....................       29.9%      29.3%
Marketing, selling and
  administrative expenses........       23.0%      20.9%
Operating income ................        2.7%       4.1%
Interest expense..................       2.2%       2.5%
Net income ......................        0.2%       1.0%

     Gross profit as a percentage of net sales for the third quarter increased 60 basis points compared to the same period last year. Gross margin in the North American rehabilitation products segment improved this quarter due to lower material costs, while gross margins in the institutional products and European rehabilitation products segments declined. Low production volumes impacted institutional product margins and European rehabilitation product margins were impacted by sales mix.

     Marketing, selling and administrative expenses increased 7% compared to the prior year period. The increase is attributed to $2.1 million of additional bad debt expense mostly due to a major U.S. long- term care customer and its homecare dealer subsidiary filing for Chapter 11 bankruptcy and $1.4 million in employee separation costs related to our organizational realignment. Absent these charges, marketing, selling and administrative expenses were 3% lower than in the prior year third quarter.

     Operating income for the quarter was $4.4 million compared to $7.0 million for the comparable period of 1999. Operating income from North American rehabilitation products was $6.0 million compared to $7.7 million last year, impacted by the bad debt allowance previously mentioned. Operating income for European rehabilitation products decreased to $1.3 million this quarter compared to $2.4 million last year as a result of higher operating expenses related to employee separation costs. The Institutional products segment had an operating loss of $2.0 million driven by the lower sales volume compared to a loss of $0.9 million for the third quarter of 1999.

     Interest expense in the third quarter decreased 13% compared to the third quarter of the prior year as a result of reduced borrowings on our credit facility.

      Interest income and other, net decreased from the prior year as a result of the sale of our installment receivable portfolio in the second quarter of this year.

      The effective tax rate for the third quarter was 70.1% compared to 48.6% in the same period of 1999. The increase is due to the effect of non-deductible goodwill amortization on lower pre-tax earnings when compared to the prior year.

      Net income for the third quarter was $0.3 million, or $0.01 per share, compared to net income of $1.8 million or $0.08 per share in the third quarter of last year. This quarter's results were negatively impacted by the increase in operating expenses together with lower interest income, which largely accounts for the decline from the prior year.

Thirty-nine weeks ended March 31, 2000 compared to thirty-nine weeks ended April 2, 1999

Net Sales

     Net sales for the first nine months of fiscal 2000 declined 1% to $482 million compared to $498 million in the same period of 1999, excluding a 2% negative impact from foreign currency translations. The majority of the decline was in the institutional products segment, due to continued unfavorable industry conditions. Net sales increased in the European rehabilitation products segment, while North American rehabilitation product sales decreased.

North American Rehabilitation Products

     Net sales of North American rehabilitation products in the first nine months of the year decreased 2% to $272 million, compared to $276 million for the same period last year. The decrease was primarily in standard lightweight wheelchairs as a result of competitive conditions, while sales of custom manual and power wheelchairs advanced over the prior year. Increased respiratory product sales were offset by a decline in personal care products.

European Rehabilitation Products

      Net sales of European rehabilitation products were $161 million for the first nine months of this year, an increase of 5% compared to the first nine months of 1999 on a currency adjusted basis. All regions contributed to the sales growth, with the biggest increases coming from Germany, the Netherlands and Spain.

Institutional Products

     Net sales of institutional products declined to $49 million from $59 million last year. The decrease was mainly due to continued adverse industry conditions in the U.S. nursing home market as a result of the government's implementation of a Prospective Payment System for Medicare.

Expense and Profit Analysis

                                  Thirty-nine Weeks Ended
                                  ------------------------
                                    March 31,    April 2,
                                      2000         1999
(% to sales)                      ----------- ------------
Gross profit.....................       30.4%        30.6%
Marketing, selling and
  administrative expenses........       22.2%        21.6%
Operating income ................        3.7%         4.7%
Interest expense..................       2.6%         2.4%
Net income ......................        0.6%         1.4%

     Gross profit as a percentage of net sales was consistent with the same period last year. Gross margin in the North American rehabilitation products segment was unchanged from the prior year, while gross margin in European rehabilitation products segment increased compared to the first nine months of the prior year mainly due to favorable sales mix in the UK. Margins in the institutional products segment declined as a result of the lower production volume.

     Marketing, selling and administrative expenses for the first nine months increased approximately 1% compared to the prior year, excluding the favorable impact from the termination of a long-term purchase commitment for materials of approximately $1.2 million in the second quarter. The increase is primarily attributable to an increase in our bad debt allowance and employee separation costs as discussed for the quarter, offset by cost savings achieved in the first half of the year from headcount reductions.

     Operating income was $17.8 million compared to $23.6 million for the comparable period of 1999. Operating income of $10.0 million from European rehabilitation products was essentially flat with last year. Operating income from North American rehabilitation products declined to $14.7 million compared to $16.1 million last year due to lower gross margins in the first half of the year, together with higher operating expenses due to the increase in our provision for bad debts. The institutional products segment had an operating loss of $5.2 million driven by the lower sales volume compared to a $1.9 million loss last year.

     Interest expense was $0.6 million higher than the first nine months of last year as a result of higher interest rates on our credit facility.

     Interest income and other, net was approximately half of the prior year amount, due to the sale of installment receivables in the second quarter.

     The effective tax rate for the first nine months of the year was 55.4% compared to 50.9% in the same period of 1999. The effective tax rate is greater than the expected statutory rate due to the effect of amortization of non-deductible goodwill.

     Net income was $2.9 million, or $0.13 per share, compared to net income of $7.2 million or $0.32 per share last year. The decline from the prior year is primarily due to lower sales and gross profit combined with increased bad debt expense and employee separation costs.

Liquidity and Capital Resources

     During the first nine months of 2000, working capital decreased $51 million to $69 million primarily due to a portion of long-term debt becoming current together with a decrease in installment receivables as a result of the sale to an independent third party.

     Capital spending was $11.9 million during the first nine months of 2000, primarily invested for machinery and equipment. There were no material capital expenditure commitments outstanding as of March 31, 2000.

     Using $14 million in cash generated from the sale-leaseback of two manufacturing facilities and cash flow from operations, long-term borrowings were reduced by $17 million this quarter. Our debt reduction initiatives have now reduced debt this year by $49 million, or 24%. Historically the principal source of liquidity has been cash flow from operations supplemented with borrowings under our bank credit line. Borrowings of $47 million under our credit facility are due in January 2001. We are currently pursuing a number of options to refinance our bank debt prior to the due date. While we do not anticipate any difficulties in refinancing the debt, there can be no assurance that we will be successful in these efforts.

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

Forward Looking Statements

      We have made forward-looking statements in this Form 10-Q, including the statement that the Universal bed is expected to mitigate the impact of the adverse industry conditions. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) increased industry pricing pressures; (iii) the rising cost and availability of raw materials; (iv) product development, commercialization and market acceptance risks; (v) the reduction or elimination of government funding for the company's products; (vi) unfavorable governmental regulatory actions (such as by the FDA in the U.S.); (vii) disruptions caused by the company's consolidation of operations; (viii) risks related to the company's international operations; (ix) product liability risks; (x) dependence on key personnel; and (xi) other factors referenced in this and other Securities and Exchange Commission filings of the company. We disclaim any obligation to update any such factors or to announce publicly the result of any revision to any of the forward-looking statements contained in this Form 10-Q, or to make corrections to reflect future events or developments.

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

     As of March 31, 2000 we had $17.9 million in foreign currency forward contracts. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts. As of March 31, 2000, the analysis indicated that such market movements would have resulted in a $1.8 million loss on foreign currency forward contracts outstanding. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

     At March 31, 2000, a hypothetical 10% adverse movement in short- term interest rates on our variable rate debt would have resulted in a reduction of $0.3 million in annual pre-tax income. We cannot predict market fluctuations in interest rates and their impact on debt. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                                Description
------- -----------------------------------------------------------------------
   3.1  Certificate of Incorporation of the company and amendments thereto.(a)

   3.2  Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III - Liability of Director to the
        Corporation."(b)

   3.3  Second Amended and Restated Bylaws of the company.(c)

   3.4  Amendment to Certificate of Incorporation of the company as to the number of authorized shares(d)

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

  10.2  Note Purchase Agreement dated as of October 1, 1997 for $50 million
        7.09% Series A Senior Notes Due October 28, 2004 and for $50 million
        7.25% Series B Senior Notes Due October 28, 2007.(i)

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
        agent and other lenders.(g)

  10.7  3rd Amended and Restated 1993 Stock Option Plan.

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
(f) Incorporated herein by reference to our Form 10-Q dated November 16, 1998.
(g) Incorporated herein by reference to our Form 10-K dated October 15, 1999.
(h) Incorporated herein by reference to our Form 10-Q dated November 10, 1997.
(i) Incorporated herein by reference to our Form 10-Q dated February 11, 2000.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

(Registrant)

Date: March 31, 2000

By:	/s/ Ted N. Tarbet

Ted N. Tarbet
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2000

By:	/s/ John M. Radak

John M. Radak
Vice President and Controller
(Principal Accounting Officer)