Form 10-K
period 2000-06-30
SUNRISE MEDICAL INC
filed 2000-09-28
CIK 720577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2000
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-12744

SUNRISE MEDICAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3836867
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2382 Faraday Avenue, Suite 200
Carlsbad, CA   92008
(Address of Principal Executive Offices)

(760) 930-1500 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act: Title of Class	Name of each exchange on which registered
Common Stock, par value $1.00 Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

 Securities registered pursuant to  Section 12 (g) of the Act:  None

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES ☒ NO ☐

          The aggregate market value of the voting stock held by non-affiliates of the registrant was $91,000,000 as of September 1, 2000.

          As of September 1, 2000 the registrant had 22,247,553 outstanding shares of $1 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K References
Portions of our Definitive Proxy Statement for our upcoming Annual Meeting of Stockholders	Part III, Items 10-13

SUNRISE MEDICAL INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2000

INDEX

PART I

Item 1. Item 2. Item 3. Item 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders
Executive Officers of the Company
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants and Accounting and Financial Disclosure
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures

PART I

ITEM 1. BUSINESS

General

Sunrise Medical Inc. is a worldwide leader in the design, manufacture and marketing of medical products and assistive technology devices that address the recovery, rehabilitation and respiratory needs of patients in institutional and homecare settings. Our principal product lines include:
  custom manual and power wheelchairs and related seating and positioning systems;
  home respiratory devices such as compressor nebulizers and oxygen concentrators;
  personal care products such as walkers, crutches and bath safety products;
  beds and specialized bathing systems; and
  speech devices.

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

We believe that a number of factors will contribute to the continued worldwide growth in the markets for our products, including:

  advances in technology that increase the ability for patient recovery in the institutional or home environment rather than the hospital and facilitate independent living by people with disabilities;
  increasing integration of the disabled into the mainstream of community, workplace and schools;
  the increasing popularity of wheelchair sports and recreational activities among the disabled;
  the aging of the population;
  the economic pressures in the U.S. and all other developed countries to shift patients from hospitals to lower-cost institutional and homecare settings; and
  patient preference for home healthcare.

Headquartered in Carlsbad, California, Sunrise was incorporated in 1983 and is publicly traded on the New York Stock Exchange under the ticker symbol "SMD."

Products

Our corporate mission is to improve people's lives by creating innovative, high quality products. The following is a summary of our revenues by principal product line for the last three fiscal years.

	% of Total Revenue
	2000	1999	1998
Wheelchairs	43%	43%	42%
Home respiratory products	19%	18%	19%
Personal care products	23%	21%	21%
Beds and bathing systems	12%	15%	16%
Speech devices	3%	3%	2%

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
  Standard wheelchairs. Our standard wheelchairs are used primarily for the value conscious customer and the short-term rental market. These include the Breezy 100 for the U.S. market and the Breezy 300 manufactured in Spain.
  Pediatric wheelchairs. Our pediatric wheelchairs such as the Zippie, Youngster and Kid-Kart are specially designed for children with disabilities, adjusting to accommodate a child's growth and changing needs.
  Power wheelchairs. Our custom power wheelchairs, including the Quickie S-626, Quickie S-525, Breezy P300 and the Sopur P140, provide mobility for more severely disabled end-users.
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

Operating Segments

Our operating segments are organized by distribution channels. We have three reportable segments: North American Rehabilitation Products, European Rehabilitation Products and Institutional Products.

Information as to revenues, operating income (loss), total assets, capital expenditures and depreciation and amortization by segment is included in Note 14 of the "Notes to Consolidated Financial Statements."

North American Rehabilitation Products

The North American rehabilitation products segment includes wheelchairs and seating systems, personal care products, respiratory devices and speech devices focused on the needs of the disabled and elderly in the United States.

Product development and manufacturing activities in the U.S. are organized by principal product line:

  Mobility Products: custom, power, pediatric and standard wheelchairs; and seating and positioning systems;
  Personal Care Products: standardized medical products designed to assist in walking, bathing, toileting, patient lifting and transport and wound prevention;
  Respiratory Products: aerosol, oxygen and sleep therapy products; and
  Speech Devices: advanced augmentative communication devices and software.

Included within the North American rehabilitation products segment are our distribution organizations in Canada and Australia and our global export sales department. The global export sales team is responsible for developing relationships with independent importers to sell the full line of Sunrise products in countries where we do not have our own distribution organization. Also included are SunMed Finance, our dealer installment financing division and Sunrise Consulting, our Medicare reimbursement consulting business.

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

Purchasers and payers include school districts, non-profit organizations, state medical insurance programs and government agencies. Many users of our wheelchairs and other products have disabilities which also require the need for assistive technology devices. For example, persons afflicted with cerebral palsy or multiple sclerosis often require both mobility products and speech devices.

European Rehabilitation Products

The European rehabilitation products segment consists of three manufacturing divisions which produce wheelchairs and seating systems, scooters, home stairlifts and daily living aids and six distribution divisions that distribute these products as well as respiratory products in Europe, the Middle East, Africa and Central Asia.

Our European divisions' manufacturing, selling and distribution processes are similar to those of our North American operations. In Europe, we manufacture our rehabilitation products in the U.K., Germany and Spain and distribute them through company-owned sales and distribution organizations in France, the Netherlands, Norway, Sweden, Italy and Switzerland. Sunrise Medical Ltd., operating in the U.K., manufactures and markets wheelchairs, scooters, personal care products, patient lifters and respiratory products. Sunrise Germany manufactures and markets the Sopur line of custom lightweight manual, power, pediatric and performance wheelchairs. This organization also distributes respiratory products and standard wheelchairs to homecare dealers throughout Germany and Austria. Our Spanish subsidiary manufactures standard wheelchairs, power wheelchairs and patient aids.

Institutional Products

The institutional products segment is comprised of three manufacturing divisions and globally produces and sells healthcare beds and furniture, therapeutic mattresses and other patient support surfaces and bathing systems for patients and long-term residents in institutional settings such as nursing homes, sub-acute facilities and assisted living centers.

Products are manufactured in the U.S., the U.K. and France and are sold through our own salesforce calling directly on institutional settings and assisted living facilities in those three countries. Clinicians such as directors of nursing play a key role in product evaluations and ultimate decision making.

The institutional products segment also markets the Sunrise OneSource program, which bundles design services and sells a full line of self-manufactured and outsourced products primarily to assisted living facilities. In addition, this segment manufactures homecare beds and therapeutic mattresses that are sold through the North American rehabilitation products' salesforce to U.S. homecare equipment providers and, in Europe, through our sales organization in France.

Sales and Marketing

Sunrise products are primarily marketed through a number of programs including print advertising, product brochures and videos and electronic commerce featuring a comprehensive product catalog and on-line customer service inquiries.

Mobility, personal care and respiratory products are sold through a nationwide salesforce to independent homecare providers and dealers who typically display these products in a retail setting and sell or rent them to patients. The salesforce calls on these dealers and also stimulates a pull-through demand by explaining product benefits to clinical influencers such as physical, occupational and respiratory therapists. Special attention has been directed to larger regional and national accounts, including the use of incentive programs that benefit customers who purchase from multiple Sunrise divisions.

DynaVox products are sold to end-users through a direct salesforce and through Sunrise distribution organizations or independent importer-distributors in other developed countries. DynaVox also has a flexible product rental program.

In Europe, products are marketed and sold through independent medical equipment dealers in most countries, although under Scandinavia's state-controlled healthcare systems, the government's local technical aid centers perform a similar function.

Institutional products are sold through our own salesforces in the U.S. and Europe. Our account representatives demonstrate and sell products directly to continuing care institutions where clinicians such as directors of nursing play a key role in product evaluations and ultimate decision making. This group offers OneSource products to assisted living facilities through computer based marketing material. Certain products manufactured by the Institutional products segment that are sold primarily through dealers or distributors are handled by the North American rehabilitation products segment's salesforce.

Re-Alignment of Operations

In March 2000, we initiated a plan to re-align our operations into three focused operating groups: the North American Operating Group, the European Operating Group, and the Global Business Group. The North American Operating Group will combine the sales and manufacturing operations of the Home Healthcare Group and the U.S. portion of the Continuing Care Group. A similar sales and manufacturing structure was formed for all European operations. The Global Business Group will combine product development, product management and strategic supply chain activities that were previously performed at a divisional level.

These operating groups were created to better focus and prioritize internal resources on activities that will allow us to streamline decision making and compete more effectively. In addition, the re-alignment will involve a manufacturing and distribution rationalization plan to determine the most efficient manufacturing sites and the most cost effective distribution network for our products.

While part of the re-alignment has already taken place and we are operating under the new management structure, our reportable segments were unaffected in fiscal 2000. The completion of the plan is estimated to be fiscal year 2002. The costs and benefits of these actions have not been finalized, but are expected to have a material impact on our operations.

Customers

Rehabilitation products are principally sold to independent medical equipment dealers, rehabilitation technology suppliers, drug wholesalers, medical-surgical distributors and hospital purchasing organizations. Institutional products are sold mainly to nursing homes, sub-acute facilities and assisted living centers. No single customer accounted for more than 10% of Sunrise's revenues in fiscal year 2000.

Manufacturing

Sunrise operates 15 manufacturing plants globally: there are nine in the U.S., two in the U.K., and one each in Germany, France, Spain and Mexico. Manufacturing processes include metal and wood fabrication, welding/brazing, injection molding, circuit board assembly, powder coating, final assembly, life testing and quality assurance. Purchased components used in our products include small motors, electronic controls, batteries, wheels and tires. Although we purchase most of our raw materials, components and supplies from a number of different vendors, we do procure a few components and materials on a single-source basis. If one of these single-source vendors failed to deliver components as planned, we would be temporarily unable to ship some of our products. Historically, the prices we have paid for certain raw materials, such as aluminum, foam and wood, have fluctuated widely. When prices have increased, we have not always been able to pass along the full effect of these increases to our customers. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results."

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

Research and Development

Our investment in research and development supports our strategy of increasing sales growth and profit margins through development of innovative, higher technology products. We introduced more than 30 new products in 2000 with our most significant introductions including:

  the Quickie S-626 wheelchair, which offers a center drive wheel position for easy and intuitive operation, quad link rear stabilizing casters, powerful two-stage drives for speed and go-anywhere torque and adjustable seating for optimal performance.
  the Joerns Ultracare universal bed, featuring 23 inches of high-to-low travel unequalled in the industry. This bed won the Nightingale Design Award, recognizing its functionality, quality and style.
  the Parker Series 400 bathing system, winner of the Millennium Award in the U.K. and also the Nightingale Design Award in the U.S., offers independence by the easy ingress and egress side entry tub.
  the Dynamo, which is the first full-featured, digitized speech device to offer a dynamic display screen, thereby greatly expediting conversation.

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

Research and development, which had previously been conducted at each of our manufacturing divisions, has now been combined under the Global Business Group. This will allow us to better prioritize and utilize engineering resources and create global cross-functional integration.

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

The worldwide markets for rehabilitation and institutional products are dominated by two global manufacturers, Sunrise and Invacare Corporation. Other primary competitors in the U.S. include Respironics, Pride and Mallinckrodt in rehabilitation products and Hillenbrand Industries in institutional products. In the European market, Meyra/Ortopedia, Otto-Bock and Invacare are the most important competitors in rehabilitation products and Hillenbrand Industries in institutional products.

We compete primarily on the basis of:

  product features, performance and quality;
  the breadth of our full line product offering;
  competitive prices;
  customer service and delivery;
  salesforce support; and
  the strength of our independent dealer network.

Government Funding and Regulation

Extensive government funding and regulation at the federal and state levels affect the healthcare industry. Regulations change frequently and can have an impact on the profitability of products sold in each of our markets.

Medicare and Medicaid. Medicare is a federally funded health insurance program administered by private insurance companies providing health insurance coverage for persons 65 or older and other persons with disabilities. Medicaid is a federally and state-funded health insurance program administered by state governments that provides reimbursement for healthcare related expenses for persons with certain financial and medical needs regardless of age. These programs provide reimbursement to homecare providers for rentals and sales of medical equipment and related supplies. Medicare generally pays 80% of the allowable rate of reimbursement for certain home medical equipment items, while Medicaid generally pays 100%.

The U.S. health and homecare industry is continually adapting to changes in Medicare reimbursement. The Balanced Budget Act of 1997 made significant reductions in spending for the Medicare and Medicaid programs, including those affecting our customers. The Balanced Budget Act required the government to conduct competitive bidding demonstration projects involving, among other things, oxygen equipment. The Health Care Financing Administration (HCFA) completed its first bidding demonstration and has made improvements in the design and policies to start a second bidding process in January 2001. In addition, the Balanced Budget Act granted the HCFA the authority to lower Medicare reimbursement on any item that does not meet a pricing standard of inherent reasonableness. Congress has since suspended this authority until the HCFA can provide statistically relevant and reliable data and sound costing methodology to support its national inherent reasonableness authority. Congress has also lifted the freeze on Medicare reimbursement for durable medical equipment, which gave the healthcare providers modest increases in fiscal years 200l and 2002. Further, the Balanced Budget Act imposed a prospective payment system for Medicare skilled nursing facilities, which has eliminated cost-based reimbursement in favor of a per diem payment based upon the projected level of resources needed to care for residents. In many cases, the payment rates have been reduced sharply from prior levels, causing severe financial difficulties for many of our nursing home customers. These changes at the provider level have had an adverse impact on Sunrise, particularly in the case of nursing home construction and purchases in fiscal year 2000.

Although Sunrise itself is not a provider under Medicare for rehabilitation and institutional products, these products are sold to home medical equipment dealers, nursing homes and hospitals that are providers and thus depend upon Medicare and Medicaid reimbursement for a portion of their revenue. Overall, we estimate that 21% of our 2000 sales were directly or indirectly funded by government sources in the U.S. Our DynaVox subsidiary is a provider under many state Medicaid programs and also sells our products directly to school districts and other governmental units. Changes in regulations can adversely impact our revenues and collections directly by reducing payments to our DynaVox subsidiary and indirectly by reducing the reimbursement rate received by home medical equipment providers, thus making it less profitable for them to sell or rent products to the end-user. This, in turn, can put downward pressure on prices charged for our products sold through this channel. We also depend on government funding available in Europe.

Management believes that intensified healthcare cost containment efforts through managed care continue to favor lower cost alternatives such as home healthcare and nursing home care, as has been the case historically. Government funded programs now use managed care programs to provide healthcare insurance to their beneficiaries. We have made special efforts in recent years to allocate more of our new product engineering dollars to lower cost, more generic products favored by managed care and Medicare/Medicaid programs.

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

We must obtain FDA or foreign regulatory approval or clearance for marketing our new devices prior to their release. There are two primary means by which the FDA permits a medical device to be marketed, either through pre-market approval (PMA) or by a 510(k) filing. A PMA is required for any device which is not substantially equal to a device already in the marketplace or for a device that is critical in nature. For certain products, we may be required to seek clearance for a device by filing a 510(k) premarket notification with the FDA. To obtain that clearance, the 510(k) premarket notification must establish that the device is "substantially equivalent" to a device that has been legally marketed or was marketed before May 28, 1976. We may not place the device into commercial distribution in the U.S. until the FDA issues a substantial equivalence determination notice. This notice may be issued within 90 days of submission, but usually takes longer. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require us to modify our product labeling, before it will make a finding of substantial equivalence. In addition, the FDA may inspect our manufacturing facility before issuing a notice of substantial equivalence and may delay or decline to issue that notice until the facility is found to be in compliance with Good Manufacturing Practice requirements. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

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

Employees

We refer to our employees as Associates. We employed approximately 4,470 full-time Associates worldwide as of June 30, 2000. Approximately 390 Associates at two factories in the U.S. are covered by collective bargaining agreements that expire in 2002. In Europe, approximately 250 Associates in the U.K. and 160 in Germany are covered by national union arrangements. We have not experienced a strike or work stoppage during our 17-year history. We believe that our labor relations are good.

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

Backlog

Our backlog of firm orders was approximately $34 million at June 30, 2000 and July 2, 1999. Approximately $15 million in 2000 and 1999 represented orders for patient room beds and furnishings, the one portion of our business for which backlog is believed to be a meaningful predictive factor because of the long order lead times in this market. Generally, we manufacture the balance of our products to our forecast of near-term demand, shipping immediately from stock, or else produce customized products based on actual orders received and ship within a short period thereafter. As a result, we do not have a substantial backlog for these products. Management does not believe that our overall backlog at any particular time is a meaningful indicator of future sales levels.

Customer Payment Terms

We do not maintain inventory of our products for a significant period of time. See "Backlog." Many of our products are manufactured in connection with specific orders, which are shipped in less than 30 days and in many cases less than 72 hours, from receipt of the order. Patient room bed and furnishing products also are manufactured in connection with specific orders, but may take from one to three months until products are ready to ship. We maintain a larger stock of those component parts that require longer lead times to obtain from suppliers to minimize the risk of extending time periods to fulfill product orders. Most of our sales are made on standard terms requiring payment by the customer within 30-60 days of delivery. Some sales are made on extended terms on a selective basis. Some customers elect to finance their purchases with installment note contracts or leases offered primarily by third parties through our finance subsidiary, SunMed Finance. We occasionally accept products for replacement upon customer request. However, returns for credit or refund have not been a material aspect of our business.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Carlsbad, California and comprises approximately 21,000 square feet of leased space that we occupy under a lease expiring in 2004. We lease 15 facilities in North America, including a facility in Tijuana, Mexico that supports the U.S. operations. These facilities total approximately 1,151,000 square feet under leases with expiration dates ranging from 2000 through 2020. We also own and operate three factories in the U.S. totaling approximately 230,000 square feet.

For our international operations, we lease 40 facilities in Europe, Canada and Australia totaling approximately 2,016,000 square feet under leases with expiration dates through 2010. We own eight facilities in Europe with approximately 657,000 square feet.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instructions G(3) of Form 10-K, the following information is included as an unnumbered Item in Part I of this Report.

The following table sets forth our executive officers, who serve at the discretion of the Board of Directors. No person other than those listed below has been chosen to be an executive officer.

Name	Age	Position
Murray H. Hutchison
61
Chairman of the Board (elected January 17, 2000)
Michael N. Hammes
58
President and Chief Executive Officer (elected January 17, 2000)
Richard H. Chandler
57
Chairman of the Board, Chief Executive Officer and President (resigned October 4, 1999)
Ben Anderson-Ray
45
Senior Vice President & President, Global Business Group
Raymond Huggenberger
41
President European Operations and Corporate Senior Vice President
Steven A. Jaye
44
Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Thomas H. O'Donnell
57
Senior Vice President North America and Group President - Home Healthcare Group
Barrie Payne
63
Senior Vice President Operations, Group President and Managing Director - Sunrise Medical Ltd. (retired March 2000)
John M. Radak
40
Vice President and Controller; Vice President of Finance, Global Business Group
Ted N. Tarbet
47
Senior Vice President and Chief Financial Officer

Management Profiles

Murray H. Hutchison. On January 17, 2000, Murray H. Hutchison was elected to serve as Chairman of the Board. He served as interim chairman of the board of directors, chief executive officer and president from October 4, 1999 to January 17, 2000, following the resignation of company founder Richard Chandler from those positions. Mr. Hutchison has served as a director of Sunrise since 1983. From 1976 through 1996, Mr. Hutchison was chairman of the board of International Technology Corporation, a NYSE-listed environmental management company and its chief executive officer from 1976 to 1994. Mr. Hutchison is currently a private investor and serves on the board of directors of Epic Solutions, Huntington Hotel Corporation, Olsen Company and Senior Resource Group, all privately held companies and Cadiz Land Company and Jack in the Box, Inc., both publicly traded companies.

Michael N. Hammes. On January 17, 2000, Michael H. Hammes was elected president and chief executive officer of Sunrise Medical Inc. Mr. Hammes joined Sunrise from Guide Corporation, a privately held company that is the largest producer of automotive lighting in North America and was formerly the automotive lighting division of General Motors, where he served as chairman of the board and chief executive officer from 1997 to 1999. Mr. Hammes' prior executive positions include chairman and CEO of The Coleman Company, a global manufacturer of outdoor recreational equipment, from 1993 to 1997; corporate vice chairman and president of Worldwide Consumer Product Operations of the Black & Decker Corporation from 1990 to 1993 and president of International Operations for Chrysler Corporation from 1986 to 1990. Mr. Hammes has been a member of the Sunrise Medical board since 1998, where he served as the Audit Committee chairman.

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

Ben Anderson-Ray. Mr. Anderson-Ray was elected senior vice president of Sunrise and President of the Global Business Group in March 2000. From 1998 to this election he served as group president of the Continuing Care Group, which manufactures Joerns and Corona beds and furniture and Parker Bath bathing equipment for nursing homes and other healthcare institutions. From November 1996 to 1998, Mr. Anderson-Ray was president of the Mobility Products Division. From 1994 to 1996 he served as vice president of marketing and business development for the Rubbermaid Home Products Division. Prior to this, he was general manager of cooking, cleaning and beverage products for Black & Decker Corporation. From 1984 to 1993 Mr. Anderson-Ray held positions at General Electric including manager of Asia-Pacific marketing and sales, manager of international automotive products and product manager of lighting products.

Raymond Huggenberger. Mr. Huggenberger was elected group president of European Operations and senior vice president of Sunrise in March 2000. From 1998 to this election, Mr. Huggenbenberger was President of Sunrise Germany.  From 1996 to 1998, Mr. Huggenberger was managing director of Triumph Adler's healthcare group, which includes two home medical equipment divisions well known in Europe. From 1994 to 1996, Mr. Huggenberger was Sunrise Germany's vice president of marketing. From 1989 to 1994 he was International Sales director for Heidolph Electro GmbH.

Steven A. Jaye. Mr. Jaye was elected chief administrative officer in March 2000 and has served as senior vice president, general counsel and secretary since August 1996, after joining Sunrise as vice president and general counsel in August 1995. From 1991 through 1995, Mr. Jaye served as the vice president - legal affairs for Magma Power Company, a publicly traded international power producer. From 1984 through 1991, he served as a business attorney with the law firm of Latham & Watkins. Prior to receiving his legal degree, Mr. Jaye served as a design, production and quality assurance engineer for a subsidiary of Hughes Aircraft Company. In addition to his legal duties, Mr. Jaye is responsible for the worldwide human resources, risk management and real estate operations for Sunrise.

Thomas H. O'Donnell. Mr. O'Donnell was elected president, North America and senior vice president of Sunrise in August 2000. Mr. O'Donnell was formerly the president of the Home Healthcare Group from July 1997 to this election. He served as executive vice president - operations of Sunrise from January 1987 until August 1988, when he was elected president of Quickie Designs Inc. (then a Sunrise subsidiary). In January 1996 he was named senior vice president, North America. Prior to joining Sunrise in 1986, Mr. O'Donnell was president and chief operating officer of General Computer Company, a manufacturer and distributor of personal computer peripherals. From 1984 to 1985, he was chief executive officer of Connecting Point of America, Inc., a chain of computer retail stores. From 1967 to 1984, he was with IBM Corporation in a variety of management positions, most recently as vice president - product management for the Entry Systems Division.

Barrie Payne. Mr. Payne, who retired in March 2000, was a senior vice president of Sunrise since January 1996 and was managing director of Sunrise Medical Ltd. (U.K.) since June 1983. In addition to his responsibilities at Sunrise Medical Ltd. (U.K.), Mr. Payne oversaw Sunrise's distribution divisions in Scandinavia and the Netherlands. From January 1996 through June 1997, Mr. Payne also served as senior vice president - Europe. Mr. Payne joined Sunrise following our purchase of A-BEC Mobility Inc., a company founded by Mr. Payne in 1972, where he served as president. A-BEC Mobility Inc. distributed electric wheelchairs and other power mobility products.

John M. Radak. Mr. Radak was elected vice president of finance for the Global Business Group in March 2000 and has served as vice president and controller since January 1995. From 1992 to 1995, Mr. Radak was vice president, finance for the respiratory care subsidiary of Bird Medical Technologies Inc., a medical device manufacturer. Prior to joining Bird, he held various financial management positions with Calcomp Inc., a Lockheed/Martin subsidiary that manufactures printers and plotters for computer graphics applications. Mr. Radak is a certified public accountant.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $1 par value, trades on the New York Stock Exchange under the symbol "SMD." The highest and lowest daily closing price for each quarterly period during the last two fiscal years was as follows:

	Fiscal Year 2000		Fiscal Year 1999
	High	Low	High	Low

First Quarter	7 1/2	6	14 7/16	6 9/16
Second Quarter	7 1/16	4 3/4	13 1/2	8 5/16
Third Quarter	6 1/4	4 3/16	12 3/8	6 1/8
Fourth Quarter	6 3/16	3 13/16	9 1/4	5 15/16
Year	7 1/2	3 13/16	14 7/16	5 15/16

The number of holders of record of Sunrise common stock as of September 1, 2000 was 548.

We have not paid cash dividends to holders of our common stock and have no plans to do so in the foreseeable future. Provisions of our credit facility and senior notes restrict the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
(In thousands, except per share amounts)	Years Ended
	June 30,	July 2,	July 3,	June 27,	June 28,
Consolidated results of operations data (1)	2000	1999	1998 (3)	1997	1996

Net sales	$644,488	$660,248	$657,169	$670,545	$675,417
Gross profit	195,774	199,494	205,538	222,739	225,788
Marketing, selling and administrative
expenses	144,895	147,027	155,998	162,504	172,847
Research and development expenses	18,914	21,075	17,919	17,483	16,265
Amortization of goodwill and other intangibles	9,424	8,589	8,440	8,273	8,686
Re-engineering expenses and merger costs	-	-	29,016	-	65,152
Operating income (loss)	22,541	22,803	(5,835)	34,479	(37,162)
Interest expense	16,094	16,486	15,222	14,774	16,687
Income (loss) before taxes	8,472	8,269	(11,802)	23,477	(51,749)
Net income (loss)	$ 4,127	$ 4,498	$(12,010)	$ 12,114	$(40,378)

Basic earnings (loss) per share	$ 0.19	$ 0.20	$(0.55)	$ 0.56	$(1.89)

Weighted average shares outstanding	22,239	22,195	22,001	21,656	21,391

Diluted earnings (loss) per share	$ 0.18	$ 0.20	$(0.55)	$ 0.56	$(1.89)

Weighted average number of shares assuming dilution	22,439	22,253	22,001	21,933	21,391

Consolidated balance sheet data (1)

Working capital	$108,464	$120,087	$107,579	$103,087	$107,193
Total assets	543,789	607,190	616,305	615,731	624,578
Long-term debt, including current installments	149,121	205,838	191,782	193,812	213,517
Stockholders' equity (2)	$265,018	$266,998	$272,660	$283,692	$263,281

(1) All financial data has been restated to reflect the 1998 acquisition of Sentient Systems, Inc., accounted for as pooling of interests.
(2) We did not declare cash dividends for the years 1996 through 2000.
(3) Fiscal year 1998 contained 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the fiscal year ended June 30, 2000, consolidated net sales were $644 million compared to net sales of $660 million in fiscal 1999. Sales were level with last year excluding a 2% negative impact from foreign currency translation. This compares to a sales increase of 0.5% in 1999 from 1998. Fiscal years 2000 and 1999 were 52-week years, while 1998 was a 53-week year. Net income decreased to $4.1 million in 2000 compared to a net income of $4.5 million in 1999. Diluted earnings per share in 2000 were $0.18 compared to $0.20 in 1999 and a $0.55 loss per share in 1998.

In the fourth quarter of 1998, we completed our multi-year, company-wide re-engineering program and also concluded our merger with Sentient Systems, Inc., now named DynaVox Systems (DynaVox). Approximately $29 million in re-engineering expenses and merger costs were incurred during 1998 to complete these activities. All financial data has been restated to reflect the 1998 acquisition of Sentient Systems, Inc., which was accounted for as a pooling of interests.

Net Sales Analysis

Net sales were $644 million in 2000 compared to $660 million in 1999 and $657 million in 1998. Unit volumes increased slightly for many rehabilitation products in 2000, however, continued decreases in volumes for the nursing home sector, price competition and product mix resulted in overall flat sales compared to 1999, excluding the impact of exchange rates. International sales accounted for 43% of consolidated net sales in 2000 and 1999, compared with 42% in 1998.

Fluctuations of foreign currency rates decreased overall sales by 2% in 2000, but did not have a significant impact on our 1999 sales. Sales in 1998 were reduced by 3% due to fluctuations of foreign currency rates. The impact of foreign currency fluctuations on net sales is not necessarily indicative of the impact on operating results due to the offsetting foreign currency impact on costs and expenses and our hedging activities. (See Note 1 to the consolidated financial statements for our accounting policies for foreign currency instruments.)

Healthcare cost reduction continues to be pursued in the United States and Europe, causing downward pressure on our prices, although prices have stabilized somewhat in the second half of this fiscal year. We believe that we are appropriately reducing our cost structure in response through a strategic re-alignment of our operating units announced in March.

Analysis of Product Line Sales Contribution

The following table shows net sales by operating segment as a percentage of total net sales:

($ in millions)	2000		1999		1998

North American rehabilitation products	$365.3	57%	$363.6	55%	$359.8	55%
European rehabilitation products	212.7	33%	219.0	33%	217.8	33%
Subtotal rehabilitation products	578.0	90%	582.6	88%	577.6	88%

Institutional products	66.4	10%	77.6	12%	79.6	12%
Total	$644.4	100%	$660.2	100%	$657.2	100%

Rehabilitation Products

Rehabilitation products sales decreased $5 million in 2000 to $578 million from $583 million in 1999, due to fluctuations of foreign currency rates. Excluding the impact of exchange rates, sales increased 2% from 1999.

North American rehabilitation products net sales of $365 million increased marginally from $364 million in 1999. This compares to growth of 1% in 1999 and 5% in 1998. Mobility products sales increased in 2000, a continued trend from both 1999 and 1998, although sales growth in each of the years was negatively impacted by declining prices. Power wheelchairs drove growth in 2000, while pediatric and positioning products, seating products and custom wheelchairs led the growth in 1999. In 1998, mobility products growth was primarily due to strong sales in custom and standard lightweight manual wheelchairs. In 2000, personal care product sales were about even with the prior year. Within this category, standard wheelchairs, bath safety and ambulatory products sales advanced over the prior year. This is consistent with 1999. In 2000, respiratory products sales were flat compared to last year, impacted by pricing pressures and product mix to lower end products. Sleep therapy product sales experienced double-digit growth, but oxygen concentrator and ambulatory oxygen product sales were soft. In addition, we exited the unprofitable liquid oxygen product line in March 2000, which contributed $1.6 million in revenue. For 1999, oxygen and sleep therapy product sales exceeded the prior year but respiratory sales declined overall due to soft sales of liquid and ambulatory oxygen products. Respiratory sales advanced modestly in 1998, negatively impacted by the Balanced Budget Act of 1997, which reduced reimbursement for oxygen concentrator rentals beginning January 1, 1998, causing respiratory dealers to delay purchases of equipment for their rental fleets. The sales of speech devices declined slightly in 2000 due to supplier issues which improved markedly in the fourth quarter. Speech devices had increased 3.7% and 11% for 1999 and 1998, respectively, due to the introduction of new products and expanded international sales.

Rehabilitation products sales in Europe were $213 million in 2000, down from $219 million in 1999. Excluding a negative 7% impact from foreign currency fluctuations, European rehabilitation sales increased 4%. The increase was primarily due to strong sales of custom lightweight and standard wheelchairs. For 1999, product sales were up slightly from $218 million in 1998 primarily due to the introduction of the Breezy 300 manual and Breezy P300 power chairs. In 1998, overall European unit sales volumes were up on relatively flat prices, partially offset by a shift in product mix to lower-priced products. Sales were also negatively impacted by disruptions related to the consolidation of four factories in the U.K. and unfavorable foreign currency exchange rates. The impact on European sales of these unfavorable rates was 6% in 1998, but was negligible in 1999. Excluding the impact of acquisitions and foreign currency exchange movements, sales grew by 1% in 1998.

Institutional Products

Institutional product sales decreased 14% in 2000 to $66 million compared to declines of 2% in 1999 and 5% in 1998. Bathing products were down 8% in 2000 compared to the prior year, excluding a negative impact from foreign exchange. Bed and patient room furnishings sales decreased by 13%. These declines are primarily due to the U.S. government's Prospective Payment System for Medicare and loss of market share in France. The introduction at the end of the second quarter of our new Universal nursing home bed has been well received in the U.S. and is expected to improve sales performance. In 1999 and 1998, unit volume increased in sales of beds, but increases were partially offset by a decline in unit sales of accessories. Although average selling prices for accessorized beds declined overall in 2000, prices of beds and patient room furniture appear to have stabilized. Customers, in their cost cutting moves, are purchasing less accessories for their bedding products and going with the basic model, resulting in lower sales volume for accessories.

Expense and Profit Analysis

The following is a summary of expenses and profits as a percentage of net sales:

				% Increase (decrease)
($ in millions)	2000	1999	1998	2000/99	1999/98
Net sales	$644.4	$660.2	$657.2	(2%)	1%
Gross profit	195.7	199.5	205.5	(2%)	( 3%)
% of net sales	30.4%	30.2%	31.3%
Marketing, selling and
administrative expenses	144.9	147.0	156.0	(1%)	( 6%)
% of net sales	22.5%	22.3%	23.7%
Research and development expenses	18.9	21.1	17.9	(10%)	18%
% of net sales	2.9%	3.2%	2.7%
Amortization of goodwill
and other intangibles	9.4	8.6	8.4	10%	2%
% of net sales	1.5%	1.3%	1.3%
Re-engineering expenses and
merger costs	--	--	29.0	*	*
% of net sales	--	--	4.4%	*	--
Operating income (loss)	22.5	22.8	(5.8)	(1%)	*
% of net sales	3.5%	3.5%	(0.9%)
Interest expense	16.1	16.5	15.2	(2%)	8%
% of net sales	2.5%	2.5%	2.3%
Interest income and other, net	2.0	2.0	9.3	--	(79%)
% of net sales	0.3%	0.3%	1.4%
Income (loss) before income taxes	8.4	8.3	(11.8)	2%	*
% of net sales	1.3%	1.3%	( 1.8%)
Income tax expense	4.3	3.8	0.2	15%	*
% of income (loss) before taxes	51.3%	45.6%	1.8%
Net income (loss)	$ 4.1	$ 4.5	$(12.0)	(8%)	*
% of net sales	0.6%	0.7%	( 1.8%)
* Percentage not meaningful

Gross profit as a percentage of net sales improved slightly in 2000 compared to a decrease of 1.1 percentage points in 1999. Gross margin in the North American rehabilitation products segment improved from the prior year due to lower material costs, while gross margin in the European rehabilitation products segment was unchanged from the prior year. In 1999, gross margin in the North American rehabilitation products segment declined as a result of pricing pressure, product mix shifts and higher distribution costs to expedite backlog shipments in homecare products. In 1999, European rehabilitation products margins improved as a result of production efficiencies following the U.K. factory consolidations, which negatively impacted margins in 1998. Gross profit in the Institutional products segment has declined over the past two years as a result of lower production volumes. We are continuing to focus on margin improvement through various purchasing strategies and enhanced product design.

Marketing, selling and administrative expenses declined 1% in 2000, following a decrease of 6% in 1999. Included in 2000 expenses is approximately $4.5 million consisting primarily of employee separation costs. Included in expenses for 1999 was approximately $2.0 million of severance expense which resulted from the fourth quarter profit improvement plan. Marketing, selling and administrative expenses for 1998 included costs estimated to be approximately $2.3 million for positions duplicated temporarily during the consolidation of divisions.

Research and development expenses decreased 10% to $18.9 million in 2000, compared to an 18% increase to $21.1 million in 1999. The formation of the Global Business Group in 2000 contributed to the decline by focusing resources on the development of higher margin products.

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

Operating income of $23 million in 2000, or 3.5% of net sales, was consistent for 1999 and 1998 both in dollars and as a percent of net sales, excluding 1998 re-engineering expenses and merger costs. The decrease in operating expenses offset the decrease in gross profit in the current year.

Operating income from U.S. rehabilitation products was $19 million in 2000 compared to $15 million in 1999 and $18 million in 1998. The 2000 increase was primarily the result of gross margin improvement and a reduction in operating expenses. The increase in the gross margin was the result of lower raw material costs and a reduction in distribution costs.

European rehabilitation products operating income of $15 million in 2000 was $2 million higher than in 1999, due to lower operating expenses. For 1999, operating income was $13 million, compared to $5 million in 1998, with the increase mainly due to improved gross margins and lower operating expenses.

Institutional products had an operating loss of $8 million in 2000 compared to a $4 million loss in 1999 and operating income of $0.7 million in 1998. The decreases in 2000 and 1999 were primarily due to the drop in sales volume. This decline in revenue was partially offset by lower operating expenses. Financial performance in this segment is expected to improve with the stabilization of prices and the launch of the new Universal bed product.

Interest expense decreased by 2% in 2000 to $16.1 million compared to an increase of 8% in 1999. The reduction was due to a decline in debt of $56 million, partially offset by higher interest rates on our amended credit agreement. The increase in 1999 was due to higher average borrowings and interest rates compared to 1998.

Interest income decreased 30% in 2000 to $3.0 million compared to an increase of 17% in 1999 to $4.3 million. The decline was due to the sale of approximately $23 million in installment receivables in the second quarter of 2000. The increase in 1999 was primarily due to the growth in installment notes receivables.

Included in other income (expense), net in 2000 is a loss of approximately $0.5 million on the sale of installment notes receivable. Included in 1999, is a $2.2 million charge related to termination costs of interest rate swap agreements. In 1998 we reported other income of $5.6 million primarily as a result of a favorable settlement of a patent infringement lawsuit of $4.4 million and approximately $0.5 million from the sale of property in the U.K.

In 2000, our income tax expense was $4.3 million compared to $3.8 million in 1999 and $0.2 million in 1998. The effective tax rates of 51.3%, 45.6% and 1.8% in 2000, 1999 and 1998, respectively, differ from the expected statutory rate primarily due to the effect of non-deductible goodwill amortization. In 2000, the effective tax rate was also higher than the statutory rate due to foreign earnings being taxed at higher rates, partially offset by adjustments to estimated tax accruals. In addition to the goodwill impact, the effective tax rate of 1.8% in 1998 on a loss before income taxes of $11.8 million was also driven by tax expense recorded on pre-tax income in certain foreign jurisdictions with high tax rates.

Net income in 2000 was $4.1 million, or 0.6% of net sales as compared to $4.5 million or 0.7% of net sales in 1999. Excluding the after-tax impact of re-engineering expenses and costs associated with the DynaVox merger in 1998, net income was $5.4 million in 1998 or 0.8% of net sales.

Diluted earnings per share in 2000 were $0.18 compared to $0.20 in 1999. Earnings per share dropped slightly from 1999, due to a decrease in net income of approximately $0.4 million caused from lower revenues and an increase in the number of shares outstanding. Earnings per share were $0.36 in 1999 before $6.0 million of unusual charges primarily related to severance and swap termination costs. For 1998, there was a loss per share of $0.55, but excluding re-engineering expenses and merger costs, we earned $0.24 per share.

Impact of Inflation

We attempt to minimize or offset the impact of inflationary pressures on labor and raw material costs through increased sales volume, improved productivity, active cost control measures, and, to a lesser extent, increases in product pricing. We believe inflationary material cost increases may continue and the markets in which we sell our products will remain price-sensitive, thereby limiting our ability to offset higher costs with pricing actions.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Cash Flow

Cash and cash equivalents were approximately $19.9 million at June 30, 2000 and $1.5 million at July 2, 1999. Net cash provided by operating activities was $53.5 million compared to $2.9 million in the prior year driven by a reduction in inventories and receivables. Working capital decreased $12 million to $108 million in 2000 primarily due to the change in net receivables, inventories and current installments of long term debt.

Capital spending in 2000 was $16.3 million, primarily invested for enhancements in machinery and equipment and new product tooling to improve operating efficiencies and production. There were no material capital expenditure commitments outstanding as of June 30, 2000. We generally expect capital expenditures to aggregate between 100-150% of depreciation expense.

In 2000, long-term borrowings were reduced by $56.3 million through cash generated by operations together with $35 million in proceeds generated from asset sales. In December 1999, we sold approximately $23 million of our installment receivable portfolio to an independent third party and received $21 million in cash. In February 2000, we entered into a $21 million sale-leaseback transaction whereby we sold and leased back two manufacturing facilities. We received $14 million in cash from the sale of property. Historically our principal source of liquidity has been cash flow from operations supplemented with borrowings under the existing revolving credit facility. At June 30, 2000, we did not have any outstanding borrowings under our $37 million unsecured revolving bank credit facility. Besides the above transactions, we are considering a variety of other alternatives to generate the cash to maintain an adequate liquidity position, such as the divestiture of certain assets, including the sale and leaseback of additional company-owned manufacturing facilities, and the issuance of securities. We believe that we will be able to maintain an adequate liquidity position through the above measures together with cash generation, management of working capital and capital expenditure levels, and available borrowings under our credit facility. In September 2000, we refinanced our bank credit facility, replacing it with a $58 million secured credit facility. See "Analysis of Long-Term Debt"below for more detail.

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

Capital Structure and Leverage

Our capital structure consists of two primary components: stockholders' equity and long-term debt. Stockholders' equity was $265 million at the end of 2000, a decrease of $2 million from the prior year-end. The decrease was primarily the result of a negative impact on accumulated other comprehensive income of foreign currency translation adjustments.

Analysis of Long-Term Debt

2000	1999	1998
Fixed rate debt as percentage of total debt at year-end	71%	52%	93%
Foreign denominated debt as a percentage of total debt at year-end	6%	5%	36%
Weighted average annual interest rate	8.9%	8.0%	7.8%
Interest coverage (1)	1.6x	1.7x	2.5x
(1) Earnings before income taxes, net interest expense and re-engineering expenses and merger costs divided by net interest expense.

Long-term debt, including current installments, of $149 million at June 30, 2000 decreased approximately $57 million from $206 million at July 2, 1999. The ratio of debt to total capitalization decreased to 36% at year end, compared to 44% at the end of 1999.

We attempt to minimize interest expense while also managing exposure to variable interest rates by employing interest rate exchange agreements, or swaps, periodically to convert our bank borrowings from floating rate into the equivalent of fixed rate debt. However, as a policy we have not used interest rate swaps or any other derivatives that had a level of complexity or risk that, in our judgment, was higher than the hedged exposure. We do not hold or issue such instruments for trading purposes. As of June 30, 2000, we did not have any interest rate swap agreements.

We have used foreign-denominated borrowings from our multi-currency credit facility periodically to hedge against foreign currency balance sheet exposures that would otherwise result from changes in currency values. Total foreign-denominated debt at year-end was $9 million in 2000, $10 million in 1999 and $68 million in 1998.

In 1998, we completed a private placement of $100 million of senior notes, $50 million maturing after seven years and bearing interest at 7.09% with the remaining $50 million maturing after 10 years at an interest rate of 7.25%. The proceeds of this debt issuance were used to reduce the outstanding debt on our unsecured multi-currency credit facility.

Our multi-currency bank credit facility provides for maximum borrowings of $77 million divided into a $37 million unsecured revolving credit facility and a $40 million secured term loan. The agreement was amended in April 1999 and in September 1999 relating to pricing and certain collateral matters. The agreement was again amended in June 2000 relating to financial covenants that were adjusted to reflect certain asset disposals made in fiscal 2000. The term loan provides us the option of using the London Interbank Offered Rate ("LIBOR") plus 4.50% or the prime rate plus 3.25% for interest. The term loan is secured by all domestic accounts receivable. The term loan is due and payable in a single installment in January 2001. The revolving credit agreement permits Sunrise to elect one of two variable rate interest options at the time an advance is made. The first option is a rate equal to the prime rate plus 4.00%. The second option is a rate based on LIBOR plus 5.25%. Interest during the year was at LIBOR plus the applicable margin (10.7% at June 30, 2000). We have the option of using interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of 1.00% per year is payable on the unused portion of the line. At June 30, 2000, the amount of funds available from the credit facility was approximately $37 million. The credit facility required us to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, interest coverage minimum EBITDA, and places certain restrictions on acquisitions and payment of dividends. Maximum borrowings available under the $37 million revolving credit facility were reduced to $25 million in July 2000 in accordance with the September 1999 amendment.

In September 2000, the company refinanced its bank credit facility. The new $58 million credit facility is secured by domestic accounts receivable and inventory. A portion of the proceeds from this credit facility were used to refinance short-term debt. The agreement permits Sunrise to elect one of two variable rate interest options, based on the leverage ratio. The first option is a rate based on LIBOR plus 2.5%. The second option is a rate equal to prime plus 1.5%. A commitment fee of 0.5% is payable on the unused portion. The credit facility expires April 2004.

The credit facility was refinanced in order to extend the maturity date on the short-term portion of debt by three years and give the company more flexibility in implementing its realignment plan. However, the credit facility may not be sufficient to fully fund the program as presently contemplated, therefore we are is seeking additional sources of funding prior to fully implementing the program.

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

Dividend Policy

While provisions of our credit facility and senior notes restrict the payment of dividends, our present policy is to use available cash flow for reinvestment in our core businesses, for future acquisitions and for debt reduction rather than to pay a cash dividend. This policy reflects an appraisal by management and the Board of Directors of the attractiveness of our investment opportunities and their confidence in our ability to increase economic value for our stockholders through cash retention and reinvestment. This policy is reviewed periodically as industry conditions change.

Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities, "which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS 137, which deferred the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the first quarter in the fiscal year ending June 29, 2001. Adoption of this standard is not expected to have a material effect on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB101) "Revenue Recognition in Financial Statements." SAB101 summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are presently evaluating the impact, if any, that SAB101 will have on our reported results.

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

International Operations. A significant portion of our sales in recent years has been derived from our international operations. For the fiscal year ended June 30, 2000, international sales accounted for 43% of our total revenue. Our operations depend upon the economies of the markets in which we operate and therefore are subject to fluctuations in these economies and their corresponding currencies. Furthermore, any changes in foreign government reimbursement policies or regulations could have a material adverse effect on our business.

A number of our agreements are with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of the country or region in which the operation is located. We cannot accurately predict whether such a forum will provide us with an effective and efficient means of resolving disputes that may arise in the future. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis.

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

Risks Associated with our Workforce. Of our approximately 4,470 full-time employees, approximately 390 employees at two factories in the U.S. are unionized with collective bargaining agreements that expire in 2002. In Europe, approximately 410 employees are covered by national union arrangements. Although we have never had a strike or work stoppage in our 17 year history, and although we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Additionally, we have an extensive sales and distribution network upon which we greatly depend. A loss of a large number of our sales people could have a material adverse effect on our business.

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

Euro Conversion

On January 1, 1999, the euro was introduced as a new currency in eleven European countries. As of this date, the rates of conversion between the euro and the eleven participating countries' currencies were irrevocably fixed. The legacy currencies will remain legal tender until January 1, 2002 when the euro notes and coins will be introduced with the legacy currencies withdrawn from circulation six months later. The increased price transparency in the participating countries that have adopted the euro as their legal currency could affect the ability of Sunrise and other companies to price their products differently in the European markets. It is not possible to determine how the introduction of the euro will impact pricing. We believe that modifications made to our existing software are adequate to prevent significant operational problems to our business. Introduction of the euro may reduce the amount of our exposure to changes in foreign exchange rates due to the netting effect of having imports and exports denominated in a single currency instead of various legacy currencies. As a result, our foreign exchange hedging activity will be reduced. However, because there is less diversity in our exposure to foreign currency fluctuations, movements in the euro could have a more noticeable effect, positive or negative, on our results of operations. The majority of our businesses in the participating countries are euro capable. The rest of the businesses will have euro-capability by fiscal 2002. We do not believe the costs of conversion are material to the overall results of operations or financial position of the company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include fluctuations in interest rates and currency exchange rates. Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating costs denominated in foreign currencies. The purpose of entering into these contracts is to protect against economic losses associated with foreign exchange transactions. Gains and losses on the hedges offset a majority of the increases or decreases in our local currency operating costs in the corresponding periods. The contracts have maturity dates that do not normally exceed 12 months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction impacts earnings. We do not purchase short-term forward exchange contracts for trading purposes. There were no foreign currency forward contracts outstanding as of June 30, 2000.

At June 30, 2000 a hypothetical 10% adverse movement in short-term interest rates on our variable rate debt would have resulted in a reduction of $0.5 million in annual pre-tax income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

Report of Management

Independent Auditors' Report

Consolidated balance sheets as of June 30, 2000 and July 2, 1999

Consolidated statements of operations for the years ended June 30, 2000, July 2, 1999, and July 3, 1998

Consolidated statements of stockholders' equity for the years ended June 30, 2000, July 2, 1999, and July 3, 1998

Consolidated statements of cash flows for the years ended June 30, 2000, July 2, 1999, and July 3, 1998

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

Michael N. Hammes
Chief executive officer

Ted N. Tarbet
Senior vice president and chief financial officer

John M. Radak
Vice president and controller

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Sunrise Medical Inc.:

We have audited the accompanying consolidated balance sheets of Sunrise Medical Inc. and subsidiaries as of June 30, 2000 and July 2, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14.a (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Medical Inc. and Subsidiaries as of June 30, 2000 and July 2, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Diego, California
August 25, 2000, except for the last paragraph of Note 7 and Note 17 which is as of September 22, 2000

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2000	July 2, 1999
Assets
Current assets:
Cash and cash equivalents	$ 19,863	$ 1,485
Trade receivables, net of allowance for doubtful
accounts of $3,873 and $4,971, respectively	122,406	127,374
Installment receivables, net	4,845	23,068
Income tax refunds receivable	357	523
Inventories	67,413	87,941
Deferred income taxes	10,847	15,435
Other current assets	3,799	6,745
Total current assets	229,530	262,571
Property and equipment, net of accumulated depreciation amortization of $95,756 and $90,511, respectively	67,259	83,560
Goodwill and other intangible assets, net of accumulated amortization of $68,704 and $59,280, respectively	237,333	250,650
Other assets, net	9,667	10,409
Total assets	$543,789	$607,190

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$ 859	$ 14,890
Trade accounts payable	54,841	57,879
Accrued compensation and other liabilities	63,266	68,913
Accrued income taxes	2,100	802
Total current liabilities	121,066	142,484

Long-term debt, less current installments	148,262	190,948
Other long-term liabilities	6,502	-
Deferred income taxes	2,941	6,760
Stockholders' equity:
Preferred stock, $1 par. Authorized 5,000 shares; none issued	-	-
Common stock, $1 par. Authorized 40,000 shares; 22,248 and
22,204 shares, respectively, issued and outstanding	22,248	22,204
Additional paid-in capital	203,664	203,548
Retained earnings	55,619	51,492
Accumulative other comprehensive loss	(16,513)	(10,246)
Total stockholders' equity	265,018	266,998
Total liabilities and stockholders' equity	$543,789	$607,190

(See accompanying notes to consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended
	June 30, 2000	July 2, 1999	July 3, 1998

Net sales	$ 644,488	$ 660,248	$ 657,169
Cost of sales	448,714	460,754	451,631
Gross profit	195,774	199,494	205,538

Marketing, selling and administrative expenses	144,895	147,027	155,998
Research and development expenses	18,914	21,075	17,919
Amortization of goodwill and other intangibles	9,424	8,589	8,440
Re-engineering expenses and merger costs	-	-	29,016

Operating income (loss)	22,541	22,803	(5,835)

Other (expense) income:
Interest expense	(16,094)	(16,486)	(15,222)
Interest income	3,010	4,293	3,659
Other income and (expense), net	(985)	(2,341)	5,596
	(14,069)	(14,534)	(5,967)

Income (loss) before income taxes	8,472	8,269	(11,802)
Income tax expense	4,345	3,771	208

Net income (loss)	$ 4,127	$ 4,498	$ (12,010)

Basic earnings (loss) per share	$ 0.19	$ 0.20	$ (0.55)

Weighted average number of shares outstanding	22,239	22,195	22,001

Diluted earnings (loss) per share	$ 0.18	$ 0.20	$ (0.55)

Weighted average number of shares assuming dilution	22,439	22,253	22,001

(See accompanying notes to consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulative Other Comprehensive (Loss) Income	Total Stock-holders' Equity

Balance at June 27, 1997	21,885	$ 21,885	$201,044	$59,004	$ 1,759	$283,692
Exercise of stock options, including associated tax benefits, net	166	166	846	-	-	1,012
Issuance of stock for acquisitions	100	100	1,456	-	-	1,556
Comprehensive income:
Net loss	-	-	-	(12,010)	-	-
Foreign currency translation adjustment	-	-	-	-	(1,590)	-
Total comprehensive loss	-	-	-	-	-	(13,600)
Balance at July 3, 1998	22,151	22,151	203,346	46,994	169	272,660
Exercise of stock options, including associated tax benefits, net	53	53	202	-	-	255
Comprehensive income:
Net income	-	-	-	4,498	-	-
Foreign currency translation adjustment	-	-	-	-	(10,415)	-
Total comprehensive loss	-	-	-	-	-	(5,917)
Balance at July 2, 1999	22,204	22,204	203,548	51,492	(10,246)	266,998
Exercise of stock options, including associated tax benefits, net	44	44	116	-	-	160
Comprehensive income:
Net income	-	-	-	4,127	-	-
Foreign currency translation adjustment	-	-	-	-	(6,267)	-
Total comprehensive loss	-	-	-	-	-	(2,140)
Balance at June 30, 2000	22,248	$22,248	$203,664	$55,619	$(16,513)	$265,018

(See accompanying notes to consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	June 30, 2000	July 2, 1999	July 3, 1998

Cash flows from operating activities:
Net income (loss)	$ 4,127	$ 4,498	$ (12,010)
Depreciation and amortization	16,204	16,161	15,510
Amortization of goodwill and other intangibles	9,424	8,589	8,440
Loss on asset dispositions, net	432	-	-
Provision for (benefit from) deferred income taxes	658	(708)	(1,492)
Other non-cash items	-	942	(520)
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables, net	2,756	(7,255)	(7,145)
Installment receivables, net	(1,019)	(13,545)	1,489
Inventories	19,047	5,332	(5,367)
Other assets	114	(2,125)	(6,509)
Trade accounts payable and other liabilities	96	(10,696)	11,820
Income taxes	1,686	1,695	556

Net cash provided by operating activities	53,525	2,888	4,772

Cash flows from investing activities:
Purchase of property and equipment, net	(16,295)	(15,780)	(16,549)
Proceeds from sale of assets	35,267	-	6,423
Net cash invested in acquisition of business	-	-	(418)
Net cash provided by (used for) investing activities	18,972	(15,780)	(10,544)

Cash flows from financing activities:
Borrowings of long-term debt	23,000	159,269	239,283
Repayments of long-term debt	(79,270)	(142,931)	(237,982)
Proceeds from issuance of common stock	160	255	1,012

Net cash (used for) provided by financing activities	(56,110)	16,593	2,313

Effect of exchange rate changes on cash	1,991	(3,147)	167

Net increase (decrease) in cash and cash equivalents	18,378	554	(3,292)
Cash and cash equivalents at beginning of year	1,485	931	4,223
Cash and cash equivalents at end of year	$19,863	$ 1,485	$ 931

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

Fiscal Year End. Our fiscal year ends on the Friday closest to June 30, resulting in years of either 52 or 53 weeks. The years ended June 30, 2000 and July 2, 1999 were 52 weeks, and the year ended July 3, 1998 was 53 weeks.

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

We attempt to minimize interest expense while also managing exposure to variable interest rates by periodically employing interest rate exchange agreements, or swaps, to convert bank borrowings from floating rate into the equivalent of fixed rate debt. We have used foreign-denominated borrowings from our multi-currency credit facility to hedge against foreign currency balance sheet exposures that would otherwise result from changes in currency values.

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

Probable but not firmly committed transactions comprise sales of our products in currencies other than the U.S. dollar. A majority of these non-U.S. dollar-based sales are made through our European subsidiaries. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

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

Stock-Based Compensation. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to present the required disclosures and to continue to account for stock-based employee compensation using the method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and as interpreted by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

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

Cash Flow Information. Cash payments for interest were $15,323 in 2000, $17,356 in 1999, and $14,380 in 1998. Cash payments for income taxes were $2,824 in 2000, $6,012 in 1999, and $5,696 in 1998. We received income tax refunds of $1,152 in 2000, $4,400 in 1999, and $6,131 in 1998.

2. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Installment Receivables. Installment receivables consist of the following:

	June 30, 2000	July 2, 1999
Current portion	$ 6,913	$27,832
Less:
Unearned interest	(653)	(3,055)
Allowance for doubtful accounts	(1,415)	(1,709)
Net current portion	4,845	23,068
Due after one year (included in other assets)	-	8,509
Total installment receivables, net	$ 4,845	$31,577

The carrying amount of installment receivables approximates their fair value. The related interest rates and terms have not varied significantly over the past two years. In December 1999, the company sold approximately $23 million of its installment receivable portfolio to an independent third party. The company received $21 million in cash and recorded a loss of $528 on the sale, which is included in other income and (expense), net.

Trade Receivables, Income Tax Refunds Receivable, Trade Accounts Payable and Accrued Expenses. The carrying amounts of these instruments approximate their fair values due to their short term nature.

Long-Term Debt. Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying amount of long-term debt at June 30, 2000 and July 2, 1999 approximated its fair value.

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

3. BALANCE SHEET ITEMS

Inventories consist of the following:

	June 30, 2000	July 2, 1999
Raw material	$26,735	$37,477
Work-in-progress	9,454	12,758
Finished goods	31,224	37,706
Total inventories	$67,413	$87,941

If all inventories had been valued at FIFO cost, inventories would have been approximately $69,166 at June 30, 2000 and $89,474 at July 2, 1999.

The components of property and equipment are as follows:

	June 30, 2000	July 2, 1999
Land	$ 2,277	$ 4,439
Buildings, machinery and equipment	154,724	164,410
Leasehold improvements	6,014	5,222
	163,015	174,071
Less accumulated depreciation and amortization	(95,756)	(90,511)
Property and equipment, net	$ 67,259	$ 83,560

In February 2000, the company entered into a $21 million sale-leaseback transaction whereby the company sold and leased back its manufacturing facilities in Fresno, California and Stevens Point, Wisconsin. The company received net proceeds of $14 million in cash plus $4 million in notes receivable. The company recorded deferred gains of $4.6 million, which are included in other liabilities. The gains are being amortized over the lease terms, which are 20 and 15 years. The related leases are being accounted for as operating leases.

4. ACQUISITIONS AND MERGERS

On April 13, 1998, we issued 2.7 million shares of our common stock for all outstanding common stock of DynaVox, a manufacturer of speech augmentation devices. This merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of DynaVox.

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

6. LEASES

We lease office and operating facilities, machinery and equipment and automobiles under operating leases that expire over the next 20 years. Rent expense for operating leases was $14,076 in 2000, $12,521 in 1999, and $11,900 in 1998.

Year Ended	Amount
2001	$ 12,955
2002	10,846
2003	8,387
2004	6,216
2004	5,769
Thereafter	33,789
Total minimum lease payments	$ 77,962

7. LONG-TERM DEBT
	June 30, 2000	July 2, 1999
Borrowing under multi-currency credit agreement	$ 40,000	$94,000
Senior notes	100,000	100,000
Unsecured subordinated notes maturing from 2000 to 2004, payable in installments with interest rates from 6.5% to 8.0%	632	2,425
Secured European Coal and Steel Community job creation loan due 2002, interest at Libor +1% payable semiannually (8.5% at June 30, 2000), secured by property	3,793	3,941
Mortgages payable in monthly installments with interest at various rates from 5.5% to 6.0%, maturing from 2001 through 2009, secured by property	4,114	4,651
Obligations under capital leases with lease periods expiring at various dates through 2005, interest at various rates from 6.5% to 18.7%	582	821

Total long-term debt	149,121	205,838
Less current installments	(859)	(14,890)

Long-term debt, net of current installments	$148,262	$190,948

As of June 30, 2000, aggregate debt maturities were as follows: 2001--$859; 2002 --$4,286; 2003--$393; 2004--$40,315; 2005--$50,315; and thereafter--$52,953.

On October 28, 1997, we completed a private placement of $100 million of unsecured senior notes, $50 million maturing after seven years, bearing interest at 7.09% and the remaining $50 million maturing after ten years at an interest rate of 7.25%. The proceeds of this debt issuance were used to reduce the outstanding debt on our multi-currency credit facility.

Our multi-currency bank credit facility provides for maximum borrowings of $77 million divided into a $37 million unsecured revolving credit facility and $40 million secured term loan. The agreement was amended in April 1999 and September 1999 relating to pricing and certain collateral matters. The agreement was again amended in June 2000 relating to financial covenants that were adjusted to reflect certain asset disposals made in fiscal 2000. The term loan provides us the option of using the London Interbank Offered Rate ("LIBOR") plus 4.50% or the prime rate plus 3.25% for interest. The term loan is secured by all domestic accounts receivable. The term loan is due and payable in a single installment in January 2001. The revolving credit agreement permits Sunrise to elect one of two variable rate interest options at the time an advance is made. The first option is a rate equal to the prime rate plus 4.00%. The second option is a rate based on LIBOR plus 5.25%. Interest during the year was at LIBOR plus the applicable margin (10.7% at June 30, 2000). We have the option of using interbank offered rates as a basis for interest and can fix the interest rate on the outstanding portion for up to six months. A commitment fee of 1.00% per year is payable on the unused portion of the line. At June 30, 2000, the amount of funds available from the credit facility was approximately $37 million. The credit facility required us to comply with certain covenants such as maintenance of leverage ratio, tangible net worth, interest coverage minimum EBITDA, and places certain restrictions on acquisitions and payment of dividends. The company was in compliance with all covenants at June 30, 2000. Maximum borrowings available under the $37 million revolving credit facility were reduced to $25 million in July 2000, in accordance with the September 1999 amendment.

Subsequent to year end, this debt was refinanced (See footnote 17). As a result of the refinancing, this debt has met the criteria of Statement of Financial Accounting Standard No. 6, "Classification of Short-Term Obligations Expected to be Refinanced" and, accordingly, has been reclassified as long-term.

8. DERIVATIVES

We manufacture our products in the United States and Europe, but generated approximately 43% of 2000 revenues from sales made outside the U.S. Sales generated by our distribution subsidiaries generally utilize the subsidiary's local currency, thereby exposing us to the risk of foreign currency fluctuations when the subsidiary imports Sunrise manufactured products. Also, as a net borrower, we are exposed to the risk of fluctuating interest rates. We utilize derivative instruments in an effort to mitigate these risks. Our policy is not to speculate in derivative instruments to profit on the foreign currency exchange or interest rate price fluctuation, nor to enter trades for which there are no underlying exposures, nor enter into trades to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments are highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

Various foreign currency contracts are used to hedge anticipated transactions denominated in foreign currencies and to mitigate the impact of changes in foreign currency exchange rates on our operations. We use forward contracts to hedge transactions between our foreign subsidiaries. The hedge instruments mature at various dates with resulting gains or losses recognized at the maturity date, which approximates the transaction date. However, we had no forward contracts outstanding at June 30, 2000 or July 2, 1999.

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

10. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years Ended
	June 30, 2000	July 2, 1999	July 3, 1998
Current
Federal	$ (998)	$ 971	$(1,470)
State	155	276	118
Foreign	3,573	2,581	3,097
	2,730	3,828	1,745
Deferred
Federal	(4)	(587)	2,589
State	(156)	(186)	(74)
Foreign	1,775	716	(4,052)
	1,615	(57)	(1,537)
Total	$4,345	$3,771	$ 208

Foreign income taxes (benefits) are based upon $13,434, $8,640 and $(8,308) of foreign earnings (losses) before income taxes during 2000, 1999, and 1998, respectively. No U.S. income taxes have been provided for cumulative unrepatriated foreign earnings of approximately $70 million as the company has no plans or intentions to repatriate foreign earnings or liquidate the related foreign assets.

A reconciliation between the federal statutory tax rate and the effective income tax rate follows:

	Years Ended
	June 30, 2000	July 2, 1999	July 3, 1998

Statutory federal income tax rate	35.0%	35.0%	(35.0)%
Amortization of non-deductible goodwill	15.7	16.3	15.0
State income taxes, net of federal taxes	0.0	0.6	2.1
Taxation of foreign operations	11.3	1.6	18.7
Tax credits	(8.1)	(3.2)	(0.7)
Valuation allowance change	5.7	4.9	--
Adjustment to estimated income tax accruals	(11.7)	(6.9)	--
Other, net	3.4	(2.7)	1.7
Effective income tax rate	51.3%	45.6%	1.8%

Significant components of deferred income tax assets and liabilities are shown below:

	June 30, 2000	July 2, 1999
Deferred income tax assets:
Allowance for doubtful accounts	$ (730)	$ (908)
Inventories	3,329	4,496
Accrued expenses	5,845	11,539
Net operating losses and credit carryovers	6,462	4,684
State and local taxes	54	374

Total deferred income tax assets	14,960	20,185
Less: Valuation allowance	(882)	(402)
Net deferred income tax assets	14,078	19,783

Deferred income tax liabilities:
Depreciation and amortization and other	6,172	11,108
Net deferred income taxes	$ 7,906	$ 8,675

The valuation allowance of $882 in 2000 and $402 in 1999 relates to net operating loss carry-forwards and foreign tax credits that may expire before being realized. Management believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized. At June 30, 2000, the company had foreign tax loss carry-forwards of approximately $13,197, consisting of $1,209 which expire in 2002 through 2003, $3,211 which expire in 2004 through 2005, and $8,777 which do not expire.

11. PROFIT SHARING/SAVINGS PLAN

We have a 401(k) profit sharing/savings plan covering most U.S. employees (Associates). Under the profit sharing portion of the plan, we will contribute to Associates' accounts a percentage of their salary for the fiscal year ranging from 4 to 6 percent. The percentage amount is based upon attainment of certain earnings targets by the company as a whole in the case of corporate office Associates, or by the subsidiary where the Associate works. The plan is discretionary with the amounts determined by the Board of Directors. During 2000, 1999 and 1998, $2,395, $2,839, and $2,534, respectively, were accrued for this plan. Under the savings feature of the plan, individual Associates may make contributions to the plan, which are matched by the company in an amount determined by the Board of Directors. During 2000, 1999, and 1998, $643, $622, and $655, respectively, of Associate contributions were matched.

12. STOCKHOLDERS' EQUITY

Common Stock Purchase Rights. In April 1990, our Board of Directors declared a dividend of one common share purchase right ("Right") for each outstanding share of common stock. Pursuant to the stockholder Rights Agreement as amended in May 1997, an exercisable Right will, under certain conditions, entitle the holder to purchase from the company one-half of one share of common stock at the exercise price of $60.00 per whole share, subject to adjustment, until May 16, 2007. The Rights will become exercisable ten days after a person (an "Acquiring Person") acquires 15% or more of the common stock or ten days after a person announces a tender offer which would result in such person acquiring 15% or more of the common stock. The Rights may be redeemed by the Board of Directors for $.01 per Right at any time until ten days following the public announcement that a person has become an Acquiring Person. Under certain circumstances after a person becomes an Acquiring Person, or after a merger or other business combination, an exercisable Right will entitle its holder (other than the Acquiring Person) to purchase shares of common stock (or shares of an acquiring company) having a market value of two times the exercise price of one Right.

Stock Option Plans. The 1983 Stock Option Plan as amended ("the 83 Plan") provided for the grant of options to purchase up to 1,800,000 shares of common stock to officers, key Associates and outside directors in the form of incentive stock options or non-qualified stock options. The 83 Plan expired in August 1995.

In August 1993, we adopted the 1993 Stock Option Plan ("the 93 Plan") providing for the grant of options to purchase up to 4,000,000 shares of common stock to officers, outside directors and key Associates in the form of incentive stock options or non-qualified stock options. At the time of adoption, 300,000 unissued shares of common stock were reserved for future grants under the 93 Plan. The number of unissued shares of common stock reserved for future grants under the 93 Plan increases annually by a number equal to 1.5% of the number of shares of common stock issued and outstanding as of the last day of each fiscal year. The 93 Plan expires in August 2003. Options become exercisable in four equal annual amounts, beginning one year after the grant date. This Plan was modified with respect to vesting of outside director's options, which vest 50% on the date of grant and 50% after one year. In addition, vesting of outside director's and officer's options is accelerated upon retirement, termination, resignation, disability and/or death, and allows for outside directors to exercise options at the earlier of the full term of the option or for five years following retirement. Any outside director's options outstanding were vested 100% at the modification date. Unexercised options expire up to ten years and one day after the date of grant.

As a result of the DynaVox merger in April 1998, Sunrise acquired another stock option plan. DynaVox originally adopted this stock option plan on March 12, 1993. The plan originally covered 100,000 shares. On April 28, 1998, the plan was amended and restated by the Board of Directors. As a result, the number of options that were outstanding under the plan and the number of options that could be granted in the future will now be exercised for shares of Sunrise stock in the merger ratio of 2.27 to 1. Options become exercisable in four equal annual amounts, beginning one year after the grant date. Unexercised options expire up to ten years and one day after the date of grant.

In March 2000, we adopted the 2000 Stock Option Plan (the 2000 Plan) providing for the grant of options to purchase up to 3,000,000 shares of common stock to officers and key Associates in the form of incentive stock options or non-qualified stock options. Under the 2000 Plan, one-third of the options become exercisable in four equal annual amounts, and the remaining two-thirds become exercisable based on certain performance targets being met or after seven years. The options expire up to ten years and one day after the date of grant.

In March 2000, we adopted an Associate Stock Purchase Plan (ASPP) providing for the grant of options to purchase up to 1,000,000 shares of common stock to all eligible Associates. The Associate exercise price of an option is 85% of the lesser of the fair market value of a share of common stock on the grant date and the fair market value on the exercise date. The ASPP periods run from March 1 through August 31 and September 1 through February 28 or 29. The ASPP will terminate when all of the shares of our common stock authorized for sale under the ASPP have been sold, or on February 28, 2010 (whichever is earlier), unless terminated earlier by Sunrise's Board of Directors.

Under all plans, the option price (exercise price) is equal to the closing market price on the day prior to the grant date. As of June 30, 2000 there were 1,753,935 unissued common stock options reserved for future grants under all plans.

Shares subject to option under both plans are summarized as follows:

	Years Ended
	June 30, 2000		July 2, 1999		July 3, 1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,018,221	$ 13.91	1,697,196	$15.60	1,665,545	$15.48
Granted	3,475,000	4.31	668,550	9.81	504,860	13.94
Exercised	(43,920)	3.54	(52,800)	4.35	(166,373)	4.25
Canceled	(457,976)	13.14	(294,725)	15.99	(306,836)	18.38
Outstanding at end of year	4,991,325	7.39	2,018,221	$13.91	1,697,196	$15.60
Exercisable at end of year	1,046,035	15.27	968,452	$16.35	917,305	$16.13
Weighted average fair value of options granted during the year		$ 2.72		$ 3.98		$ 6.14

The following table summarizes information about stock options outstanding at June 30, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70 to $4.19	1,936,050	9.65	$ 4.18	61,350	$ 3.72
$4.44 to $6.25	1,256,600	9.64	$ 5.43	1,175	$ 6.25
$6.31 to $10.13	848,650	8.04	$ 8.62	215,843	$ 9.31
$11.38 to $15.25	514,050	6.09	$14.13	361,303	$14.05
$15.63 to $34.50	435,975	4.15	$20.91	406,364	$21.28
	4,991,325	8.60	$ 7.50	1,046,035	$15.27

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

		2000	1999	1998
Net income (loss)	As reported	$4,127	$4,498	$(12,010)
	Pro forma	$3,062	$3,459	$(13,594)
Diluted earnings (loss) per share	As reported	$ 0.18	$ 0.20	$ (0.55)
	Pro forma	$ 0.14	$ 0.16	$ (0.62)

The fair value of options granted has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: expected volatility of 61% for 2000, 50% for 1999 and 43% for 1998 (based on daily closing stock prices for the preceding four years); risk-free interest rates of 6.5% for 2000, 5.8% for 1999, and 5.5% for 1998; expected lives of 4.8 years and no dividend yield for 2000, 1999, and 1998. For purposes of the pro forma disclosures, the estimated fair value of the options has been amortized to expense over the vesting period of the options.

13. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations:

	Years Ended
	June 30, 2000	July 2, 1999	June 3, 1998

Weighted average number of shares outstanding	22,239	22,195	22,001

Effect of dilutive stock options (1)	200	58	--

Weighted average number of shares assuming dilution	22,439	22,253	22,001
(1) 2,521,000, 1,861,000, and 1,033,000 potential common shares were not used to compute diluted earnings per share in 2000, 1999, and 1998, respectively, as their effect was antidilutive.

14. SEGMENT INFORMATION

Operating segments are determined based on the way management measures performance and makes decisions about allocating resources.

Our reportable segments are strategic business units that are structured by distribution channels. We have three reportable segments: North American Rehabilitation Products, European Rehabilitation Products and Institutional Products. The North American rehabilitation product segment consists of four manufacturing divisions which produce and sell wheelchairs and seating systems, ambulatory and bath safety aids, home respiratory devices and speech devices focused on the needs of the disabled and elderly in the United States. The European rehabilitation products segment consists of three manufacturing divisions which produce wheelchairs and seating systems, scooters, home stairlifts and daily living aids and six distribution divisions that distribute these products as well as respiratory products in Europe, the Middle East, Africa and Central Asia. The institutional product segment consists of three manufacturing divisions and globally produces and sells healthcare beds and furniture, therapeutic mattresses and other patient support surfaces and institutional bathing systems for patients and long term residents in nursing homes, sub-acute facilities and assisted living centers.

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

	North American Rehabilitation Products	Europe Rehabilitation Products	Institutional Products	Other	Total
2000
Revenues	$365,321	$212,741	$66,426	-	$644,488
Operating income (loss)	19,154	14,660	(8,464)	$ (2,809)	22,541
Total assets	281,622	166,889	73,806	21,472	543,789
Capital expenditures, net	7,739	5,822	2,720	14	16,295
Depreciation and amortization	$ 12,229	$ 9,516	$ 3,646	$ 237	$ 25,628

1999
Revenues	$363,577	$219,063	$77,608	$ -	$660,248
Operating income (loss)	15,015	13,384	(4,314)	(1,282)	22,803
Total assets	334,648	179,979	89,418	3,145	607,190
Capital expenditures, net	6,545	5,776	1,789	1,670	15,780
Depreciation and amortization	$ 12,029	$ 8,820	$ 3,958	$ (57)	$ 24,750

1998(a)
Revenues	$359,830	$217,790	$79,549	$ -	$657,169
Operating income (loss)	17,584	5,196	670	(269)	23,181
Total assets	320,482	193,596	96,550	5,677	616,305
Capital expenditures, net	5,926	5,877	4,949	(203)	16,549
Depreciation and amortization	$ 11,184	$ 8,037	$ 4,549	$ 180	$ 23,950
(a)	1998 Reconciliation of operating loss:

	Operating income for reportable segments	$ 23,181
	Unallocated re-engineering expenses	(29,016)
	Consolidated operating loss	$(5,835)

The following is a summary of our revenues by principal product line:

	% of Revenues
	2000	1999	1998
Wheelchairs	43%	43%	42%
Home respiratory products	19%	18%	19%
Personal care products	23%	21%	21%
Beds and bathing systems	12%	15%	16%
Speech devices	3%	3%	2%

Financial information relating to our operations by geographic area is as follows:

	Years Ended
	June 30, 2000	July 2, 1999	July 3, 1998
Revenues: (a)
United States	$367,695	$376,638	$375,942
United Kingdom	78,149	80,545	78,963
Other foreign countries	198,644	203,065	202,264
Total	$644,488	$660,248	$657,169

Long-lived assets: (b)
United States	$159,183	$170,078	$177,022
United Kingdom	76,695	80,855	85,256
France	29,241	39,445	43,664
Other foreign countries	39,473	43,832	46,677
Total	$304,592	$334,210	$352,619

(a) Revenues are attributed to geographic areas based on the location of the customer.

(b) With the exception of goodwill, long-lived assets are attributed to geographic areas based on the location of the asset. Goodwill is attributed to the location of the business to which it relates.

Major Customers

No single customer accounted for more than 10% of our consolidated revenues.

15.  RELATED PARTY NOTES

The company has four notes receivable from officers/employees totaling $700, with principal to be repaid in three years, plus interest at rates ranging from 6.00% to 6.97%. The loans are secured by property.

16.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Fiscal Year
2000

Net sales	$155,542	$160,956	$165,678	$162,312		$644,488
Gross profit	48,969	47,983	49,596	49,226		195,774
Net income	1,536	1,078	269	1,244	(1)	4,127
Basic earnings per share	$ .07	$ .05	$ .01	$ .06		$ .19
Diluted earnings per share	$ .07	$ .05	$ .01	$ .05		$ .18

1999

Net sales	$164,795	$163,460	$169,715	$162,278		$660,248
Gross profit	51,577	50,904	49,748	47,265		199,494
Net income (loss)	3,557	1,816	1,779	(2,654)		4,498
Basic earnings (loss) per share	$ 0.16	$ 0.08	$ 0.08	$ (0.12)		$ 0.20
Diluted earnings (loss) per share	$ 0.16	$ 0.08	$ 0.08	$ (0.12)		$ 0.20

(1) The fourth quarter effective income tax rate was lower than the actual year-to-date rate because actual research and development credits were greater than the amount estimated through the third quarter and forecasted earnings were different than actual earnings for the year.

17.  SUBSEQUENT EVENTS

In September 2000, we refinanced our bank credit facility. The new $58 million credit facility is secured by domestic accounts receivable and inventory. A portion of the proceeds from the credit facility were used to refinance short-term debt. The remainder will be used for working capital purposes. The agreement permits us to elect one of two variable rate interest options, based on the leverage ratio. The first option is a rate based on LIBOR plus 2.5%. The second option is a rate equal to prime plus 1.5%. A commitment fee of 0.5% is payable on the unused portion. The credit facility expires April 2004. The agreement requires us to comply with certain covenants such as minimum EBITDA, and places restrictions on capital expenditures, asset sales and debt incurrence.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors will be included under the caption "Election of Directors" in our Definitive Proxy Statement for our upcoming Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding our executive officers is included under a separate caption in Part I hereof and is incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     (1) Financial Statements

These documents are included in Part II, Section 8.

(a)     (2) Financial Statement Schedules

(a)     (3) Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

Schedule II -- Valuation and Qualifying Accounts for the years ended

June 30, 2000, July 2, 1999, and July 3, 1998.

All other financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

(b)     Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of fiscal year ended June 30, 2000.

Schedule II

SUNRISE MEDICAL INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years Ended June 30, 2000, July 2, 1999, and July 3, 1998
(In thousands)

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
1998
Allowance for doubtful receivables	$ 5,075	5,342	(52)	(1)	(2,210)	(2)	$ 8,155
Allowance for installment receivables	$ 2,234	898	--		(1,448)	(2)	$ 1,684
Allowance for inventory obsolescence	$13,743	3,106	514		(2,384)	(3)	$14,979

1999
Allowance for doubtful receivables	$ 8,155	44	(153)	(1)	(3,075)	(2)	$ 4,971
Allowance for installment receivables	$ 1,684	1,692	--		(1,667)	(2)	$ 1,709
Allowance for inventory obsolescence	$14,979	1,968	276	(1)	(1,862)	(3)	$15,361

2000
Allowance for doubtful receivables	$ 4,971	3,439	(171)	(1)	(4,366)	(2)	$ 3,873
Allowance for installment receivables	$ 1,709	2,971	-		(3,265)		$ 1,415
Allowance for inventory obsolescence	$15,361	550	150		(2,610)	(3)	$13,451

(1) Represents foreign currency translation adjustment, amounts recorded on books of acquired subsidiaries at dates of acquisition, and reserves related to businesses sold.
(2) Includes write-off of uncollectible accounts.
(3) Disposition of items previously reserved.

(See accompanying independent auditors' report.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SUNRISE MEDICAL INC.

By: /s/ Ted N. Tarbet

Ted N. Tarbet
Senior vice president and
chief financial officer

Date: September 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2000.

Signature	Title

/s/ Michael N. Hammes Michael N. Hammes	Chief executive officer (principal executive officer)

/s/ Ted N. Tarbet Ted N. Tarbet	Senior vice president and chief financial officer (principal financial officer)

/s/ John M. Radak John M. Radak	Vice president and controller (principal accounting officer)

/s/ Murray H. Hutchison Murray H. Hutchison	Chairman of the Board of Directors

J. R. Woodhull	Director

/s/ Joseph Stemler Joseph Stemler	Director

/s/ Lee A. Ault III Lee A. Ault III	Director

/s/ William L. Pierpoint William L. Pierpoint	Director

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the company and amendments thereto. (a)
3.2	Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III - Liability of Director to the Corporation." (b)
3.3	Second Amended and Restated Bylaws of the company.(n)
3.4	Amendment to Certificate of Incorporation of the company as to the number of authorized shares. (c)
4.1	Amended and Restated Shareholders' Rights Agreement dated May 16, 1997. (h)
4.2	Amendment to Amended and Restated Shareholders' Rights Agreement. (n)
10.1	Amended and Restated Stock Option Plan for Key Associates. (d)
10.2	Agreement for the Purchase of Certain Stock of Homecare Holdings, Inc. dated as of June 29, 1993 among Sunrise Medical Inc., Homecare Holdings, Inc., and the selling shareholders listed therein.(e)
10.3	Asset Purchase Agreement for the Purchase of Certain Assets of Jay Medical, Ltd. (f)
10.4	Agreement for the Purchase of Shares of S.E.P.A.C., Corona S.A., Tecktona Bois S.A., Tecktona Sante S.A., and SCI La Planche by Homecare Holdings France S.A. (g)
10.5	Form of Change in Control Agreements dated June 27, 1997 between Sunrise Medical Inc. and certain employees.(i)
10.6	Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical, Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.(j)
10.7	Note Purchase Agreement dated as of October 1, 1997 for $50 million 7.09% Series A Senior Notes Due October 28, 2004 and for $50 million 7.25% Series B Notes Due October 28, 2007.(j)
10.8	1998 Management Incentive Bonus Plan. (k)
10.9	Amended and Restated Sentient/Sunrise Stock Option Plan. (k)
10.10	Supplemental Executive Retirement Plan. (k)
10.11	Second Amendment to the Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical, Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (l)
10.12	Third Amended and Restated 1993 Stock Option Plan.
10.13	Third Amendment to the Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical, Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (n)
10.14	Fourth Amendment to the Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (n)
10.15	Fifth Amendment to the Third Amended and Restated Credit Agreement and Waiver dated as of August 28, 1997 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders. (n)
10.16	Associate Stock Purchase Plan 2000. (o)
10.17	2000 Stock Option Plan.
10.18	Sixth Amendment to Third Amended and Restated Credit Agreement dated as of August 28, 1997 among Sunrise Medical Inc. and certain subsidiary borrowers and guarantors, Bank of America as agent and other lenders.
21	List of Subsidiaries.
23	Consent of Independent Auditors.
27	Financial Data Schedule.

(a) Incorporated herein by reference to our Registration Statement No. 2-86314.
(b) Incorporated herein by reference to our 1987 Definitive Proxy Statement.
(c) Incorporated herein by reference to our Form 10-Q for the quarter ended January 1, 1993.
(d) Incorporated herein by reference to our 1990 Definitive Proxy Statement.
(e) Incorporated herein by reference to our Form 8-K dated June 29, 1993.
(f) Incorporated herein by reference to our Form 8-K dated September 16, 1994.
(g) Incorporated herein by reference to our Form 8-K dated April 7, 1995.
(h) Incorporated herein by reference to our Form 8-K dated May 16, 1997.
(i) Incorporated herein by reference to our Form 10-K for the year ended June 27, 1997.
(j) Incorporated herein by reference to our Form 10-Q for the quarter ended September 26, 1997.
(k) Incorporated herein by reference to our Form 10-K for the fiscal year ended July 3, 1998.
(l) Incorporated herein by reference to our Form 10-Q for the quarter ended October 2, 1998.
(m) Incorporated herein by reference to our Form 8-K dated February 11, 1999.
(n) Incorporated herein by reference to our Form 10-K for the year ended July 2, 1999.
(o) Incorporated herein by reference to our Form S-8 dated February 4, 2000.