Form 10-K/A
period 2000-06-30
SUNRISE MEDICAL INC
filed 2000-10-30
CIK 720577

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR
    /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to ___________

                           Commission File No. 0-12744

                              SUNRISE MEDICAL INC.
             (Exact name of registrant as specified in our charter)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES /X/ NO /_/

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $94,700,000 as of October 13, 2000.

         As of October 13, 2000 the registrant had 22,359,218 outstanding shares of $1 par value common stock.

================================================================================

                              SUNRISE MEDICAL INC.

                                   FORM 10-K/A

                     For the Fiscal Year Ended June 30, 2000

                                      INDEX


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............2

ITEM 11.      EXECUTIVE COMPENSATION...........................................4

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..16

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................17

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by Sunrise Medical Inc. as an amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2000 to amend and restate in its entirety Part III.

THIS AMENDMENT AND THE FORM 10-K AMENDED HEREBY DO NOT GIVE EFFECT TO THE MERGER AGREEMENT AMONG THE COMPANY, V.S.M. INVESTORS, LLC, V.S.M. HOLDINGS, INC. AND V.S.M ACQUISITION CORP. DATED OCTOBER 16, 2000, NOR THE TRANSACTIONS CONTEMPLATED THEREBY AND THE EFFECTS THEREOF, INCLUDING, WITHOUT LIMITATION, THE TENDER OFFER AND THE MERGER (COLLECTIVELY, THE "MERGER TRANSACTIONS").


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following persons serve as members of the Board of Directors of Sunrise Medical Inc.;

LEE A. AULT III
Age 64, Director since 1988

Mr. Ault has served as Chairman of the Board of IN-Q-Tel, Inc., an information technology company since August 1999. He was Chief Executive Officer from 1968 through January 1992 of Telecredit, Inc., a payment services Company. In 1990 Telecredit, Inc. merged with Equifax, Inc., a New York Stock Exchange ("NYSE") listed information services Company. He serves on the board of directors of Equifax, Inc., Office Depot, Inc. (a NYSE listed office supplies retailer), American Variable Insurance Series and Pacific Crest Outward Bound School.

MICHAEL N. HAMMES
Age 58, Director since 1998

Mr. Hammes has served as the President and Chief Executive Officer of the Company since January 2000. From 1998 to January 2000, Mr. Hammes served as the Chairman of the Board and Chief Executive Officer of Guide Corporation, a privately held Company which purchased the automotive lighting business of General Motors. From October 1993 to February 1997, Mr. Hammes was Chairman of the Board and Chief Executive Officer of The Coleman Company, Inc., a global manufacturer and distributor of camping and outdoor recreational products and hardware/home products. From 1990 to 1993, he was Vice Chairman of the Black & Decker Corporation and President of its Power Tool and Home Products Group. From 1986 to 1990, Mr. Hammes was President of International Operations for Chrysler Corporation and a Vice President of the Company. Mr. Hammes also served in a number of positions for Ford Motor Company, with which he was affiliated for over 20 years, including President of Mexican Operations and President of European Truck Operations. Mr. Hammes is also a board member of

Navistar Corporation, Johns Manville Corporation and the Board of Visitors of Georgetown University's School of Business.

MURRAY H. HUTCHISON
Age 61, Director since 1983

Mr. Hutchison has served as Chairman of the Board since January 2000. He served as Interim Chairman of the Board of Directors, Chief Executive Officer and President from October 1999 to January 2000, following Richard H. Chandler's resignation from those positions. From 1976 through 1996, Mr. Hutchison was Chairman of the Board and from 1976 through 1994 also served as Chief Executive Officer of International Technology Corporation, a NYSE listed environmental management Company. Mr. Hutchison serves on the board of directors of Epic Solutions, Olson Company, Senior Resource Group and Huntington Hotel Corporation, all privately held companies, and Cadiz, Inc. and Jack in the Box Inc., both publicly traded companies.

WILLIAM L. PIERPOINT
Age 62, Director since 1985

Mr. Pierpoint was President and Chief Executive Officer of Summit Health Ltd., a publicly traded, integrated health care company from 1977 to 1988. Mr. Pierpoint is a certified public accountant and since 1988 has been a private investor. In 1995 he became Vice Chairman of Strategic Partners Inc. (dba Cherokee Uniforms), a privately held company.

JOSEPH STEMLER
Age 69, Director since 1989

Mr. Stemler served as Chief Executive Officer and Chairman of the Board of Directors of the Maret Corporation, a privately held company from 1997 to 1999. He is a Director of the Scholle Corporation, a privately held company, and served as its CEO and Chairman in 1996. From 1989 through 1996, Mr. Stemler served as Chairman of the Board of La Jolla Pharmaceutical Company, a publicly held biotechnology company and as its President and CEO from 1989 through 1995. Mr. Stemler became President and Chief Executive Officer of Quidel Corporation in 1985, Chairman and Chief Executive Officer in 1988, Chairman in 1990 and Vice Chairman in 1991. Mr. Stemler was President and Chief Executive Officer of Bentley Laboratories, Inc. from 1978 to 1985.

JOHN R. WOODHULL
Age 66, Director since 1986

Mr. Woodhull was Chairman, President and CEO, from 1969 through 1998, of Logicon, Inc., then a NYSE listed company, which provided electronic systems and high-technology services to industry and government. Mr. Woodhull is currently a private investor. He serves on the board of directors of FirstFed Financial Corp., a NYSE listed company, First Federal Bank of California, a subsidiary of FirstFed Financial Corp., the Chief Executives Organization, and the YMCA of Metropolitan Los Angeles.

EXECUTIVE OFFICERS

Information regarding our executive officers is included under a separate caption in Part I of the Annual Report on Form 10-K, to which this amendment is a part.

Sunrise is not aware of any family relationships between any of its director or any of its executive officers, or between any director and any executive officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors, executive officers and any persons who are beneficial owners of more than 10% of the common stock ("Reporting Persons") to report their initial ownership of common stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). The Exchange Act specifies deadlines for filing of these reports with the SEC and also requires the disclosure in this report of any failure to meet the filing deadlines.

During fiscal 2000, the Company believes that all reports for the Company's Reporting Persons were timely filed with the SEC, except that Messrs. Hammes and Stemler each failed to timely file one Form 4 each reporting one transaction, and Mr. Pierpoint failed to timely file two Forms 4, each reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 30, 2000, July 2, 1999 and July 3, 1998 of those persons who were either:

-    Chief Executive Officer at any time during the last completed fiscal year;
     or

- one of the Company's four other most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000; or

- up to two other executive officers who would have qualified under the preceding clause but for the fact that the person was not serving as an executive officer at June 30, 2000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE



                                                                                     LONG -TERM
                                                         ANNUAL COMPENSATION        COMPENSATION          ALL
                                             FISCAL                                 STOCK OPTION         OTHER
NAME AND PRINCIPAL POSITION                   YEAR      SALARY(1)     BONUS(2)         GRANTS       COMPENSATION(8)
---------------------------                  ------     ---------     --------         ------       ---------------

Michael N. Hammes(3)
PRESIDENT AND CHIEF EXECUTIVE OFFICER        2000       $230,577      $137,500        1,000,000         $129,993(9)

Murray H. Hutchison(4)
FORMER PRESIDENT AND CHIEF EXECUTIVE
OFFICER                                      2000        202,500             0           10,000                0

Richard H. Chandler(5)                       2000        212,337             0           25,000            4,483
FORMER PRESIDENT AND CHIEF EXECUTIVE         1999        506,634             0           75,000           43,542
OFFICER                                      1998        492,500             0           60,000           46,967

Thomas H. O'Donnell(6)                       2000        381,540       150,000           10,000            2,948
CORPORATE SENIOR VICE PRESIDENT;             1999        318,076             0           30,000           26,554
PRESIDENT, NORTH AMERICA                     1998        310,000             0           25,000          172,811

Ben Anderson-Ray                             2000        312,210(10)    27,930          285,000           93,882
CORPORATE SENIOR VICE PRESIDENT;             1999        311,565             0           40,000          137,677
PRESIDENT, GLOBAL BUSINESS GROUP             1998        280,000             0            7,000           13,964

Raymond Huggenberger(7)                      2000        187,841       168,259          280,000            7,681
CORPORATE SENIOR VICE PRESIDENT;             1999        166,647        57,099           15,000            8,088
PRESIDENT, EUROPEAN OPERATIONS;              1998         51,286             0           10,000            8,242

Ted N. Tarbet                                2000        283,273        80,325          265,000           21,063
SENIOR VICE PRESIDENT AND CHIEF              1999        246,730             0           30,000           18,477
FINANCIAL OFFICER                            1998        233,000             0           25,000           19,587

Steven A. Jaye
SENIOR VICE PRESIDENT; CHIEF                 2000        267,887        80,325          265,000           19,517
ADMINISTRATIVE OFFICER; GENERAL COUNSEL;     1999        226,153             0           30,000           16,509
SECRETARY                                    1998        228,289             0           22,000           16,702

(1)  The amounts include compensation for accrued vacation.

(2) The amounts reflect the bonuses earned under the Management Incentive Bonus Plan ("MIB") in the designated fiscal years, but paid in the following fiscal year, except for Mr. Hammes, whose bonus provisions were contractual.

(3) Mr. Hammes became President and Chief Executive Officer of the Company and its subsidiaries on January 17, 2000. Compensation presented does not include directors' fees paid and stock options granted to Mr. Hammes in his capacity as a Non-employee Director of the Company prior to his employment by the Company.

(4) Mr. Hutchison served as interim Chief Executive Officer and President from October 1999 to January 2000. Compensation presented reflects consulting fees paid and stock options granted to Mr. Hutchison for his services as Interim Chief Executive Officer and President. Compensation presented does not include directors' fees paid and stock options granted to Mr. Hutchison in his capacity as a Non-employee Director of the Company.

(5) Mr. Chandler resigned as an officer and director of the Company and its subsidiaries on October 4, 1999. See "Certain Relationships and Related Transactions".

(6) Mr. O'Donnell resigned from employment effective March 31, 2000. He was subsequently rehired after the June 30, 2000 fiscal year end.

(7)  Mr. Huggenberger commenced employment on March 1, 1998.

(8) Includes amounts shown below allocated by the Company for the accounts of the Named Officers in fiscal 2000. The Company has no defined benefit or other actuarial plan covering the Named Officers.


                                               PROFIT         SUPPLEMENTAL
                                          SHARING/SAVINGS      EXECUTIVE     LIFE INSURANCE  RELOCATION
NAME                         FISCAL YEAR        PLAN        RETIREMENT PLAN     PREMIUMS      EXPENSES
----                         -----------        ----        ---------------     --------      --------
Michael N. Hammes..........     2000                     $0               $0             $0      $109,795

Murray H. Hutchison........     2000                      0                0              0             0

Richard H. Chandler........     2000                    400                0          4,083             0
                                1999                 10,464           28,126          4,952             0
                                1998                 10,584           31,814          4,569             0

Thomas H. O'Donnell........     2000                    400                0          2,548             0
                                1999                 10,464           12,901          3,189             0
                                1998                 10,584           14,693          2,953       144,581

Ben Anderson-Ray...........     2000                 10,296           12,177            977        70,432
                                1999                 10,464           12,209          1,055       113,949
                                1998                 10,584            2,417            963             0

Raymond Huggenberger.......     2000                  7,681                0              0             0
                                1999                  8,088                0              0             0
                                1998                  8,242                0              0             0

Ted N. Tarbet..............     2000                 10,296            9,929            839             0
                                1999                 10,464            7,018            995             0
                                1998                 10,584            8,128            875             0

Steven A. Jaye.............     2000                 10,296            8,675            547             0
                                1999                 10,464            5,348            697             0
                                1998                 10,584            5,512            606             0

(9) Also includes $20,198 reimbursement for legal expenses incurred in connection with the negotiation of his compensation package. Does not include $21,867 earned by Mr. Hammes in fiscal year 2000 in directors' fees as a Non-employee Director prior to his appointment as Chief Executive Officer and President in January 2000.

(10) This amount includes a tax reimbursement in fiscal year 2000 of $20,000.

OPTIONS GRANTED IN LAST FISCAL YEAR

The following table sets forth information concerning options granted under the Company's option plans to the Named Officers during the 2000 fiscal year.

                      OPTION/SAR GRANTS IN 2000 FISCAL YEAR


                                                                                           POTENTIAL REALIZABLE VALUE AT
                                                                                            ASSUMED ANNUAL RATE OF STOCK
                                                                                           PRICE APPRECIATION FOR OPTION
                                   INDIVIDUAL GRANTS                                                  TERM (2)
                                          PERCENT OF TOTAL   EXERCISE
                                OPTIONS   OPTIONS GRANTED     OR BASE
                                GRANTED     TO EMPLOYEES       PRICE       EXPIRATION
            NAME                (#) (1)    IN FISCAL YEAR    PER SHARE        DATE              5%               10%
            ----                -------    --------------    ---------        ----              --               ---

Michael N. Hammes..........   1,000,000          26.67%        $5.563         1/24/10       $3,395,920        $8,702,583
Murray H. Hutchison(3).....      10,000           *             5.438        10/26/09           31,137            81,791
Richard H. Chandler........      25,000           *             6.313         8/24/09           99,255           251,532
Thomas H. O'Donnell(4).....      10,000           *             6.313         8/24/09(4)             0(4)              0(4)
Ben Anderson-Ray...........     275,000           7.33          4.188         3/1/10           724,298         1,835,514
                                 10,000           *             6.313         8/24/09           39,702           100,613
Raymond Huggenberger.......     275,000           7.33          4.188         3/1/10           724,298         1,835,514
                                  5,000           *             6.313         8/24/09           19,851            50,306
Ted N. Tarbet..............     245,000           6.53          4.188         3/1/10           645,284         1,635,275
                                 20,000           *             6.313         8/24/09           79,404           201,226
Steven A. Jaye.............     245,000           6.53          4.188         3/1/10           645,284         1,635,275
                                 20,000           *             6.313         8/24/09           79,404           201,226

----------
*    Represents less than 1%

(1) Options grants specified above with expiration dates in 2009 were made under the Company's 3rd Amended and Restated 1993 Stock Option Plan, and vest 25% per year and automatically accelerate (except for the option grant to Mr. O'Donnell) upon a change in control of the Company. Option grants specified above with expiration dates in 2010 were made under the Company's Year 2000 Non-Qualified Stock Option Plan, and as to Mr. Hammes' options, under the Michael N. Hammes Stock Option Agreement (collectively, the "Year 2000 Options). The Year 2000 Options vest in three equal tranches (i) equal time vesting over four years (1/12 of total grant each year); (ii) performance vesting based on attainment of earnings per share targets (subject to seven year cliff vesting) and (iii) performance vesting based on attainment of stock price targets (subject to seven year cliff vesting). The options specified under clauses (i) and (ii) automatically accelerate upon a change of control and the options specified under clause (iii) accelerate upon a change of control only if and to the extent the change in control stock price exceeds the stock price targets.

(2) Potential realizable value is calculated as the aggregate difference between the market price of the Common Stock and the option exercise price assuming that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These amounts are calculated based on the requirements promulgated by the SEC and are not an estimate of future stock price growth.

(3) Excludes 20,000 options ($4.188 exercise price) granted to Mr. Hutchison as a Non-employee Director during fiscal year 2000.

(4) All of these options held by Mr. O'Donnell were cancelled in connection with Mr. O'Donnell's termination of employment on March 31, 2000.
     Mr. O'Donnell was subsequently rehired in fiscal year 2001. The original expiration date was 8/24/09, although these options are no longer outstanding as of 6/30/00. As a consequence of the cancellation, these options have no Potential Realizable Value, as defined.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to the Named Officers concerning the exercise of options during fiscal year 2000 and unexercised options held as of the end of fiscal year 2000.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2000 AND JUNE 30, 2000 OPTION/SAR
VALUES


                                                             NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                                  OPTIONS/SARS             IN-THE-MONEY OPTIONS/SARS
                                                              AT JUNE 30, 2000(1)             AT JUNE 30, 2000(3)
                                SHARES
                              ACQUIRED ON     VALUE
NAME                           EXERCISE    REALIZED(2)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                           --------    -----------    -----------     -------------    -----------   -------------
Michael N. Hammes.........           0     $      0           4,000         1,000,000    $        0      $        0
Murray H. Hutchison.......           0            0          29,000            20,000         6,870           6,870
Richard H. Chandler.......           0            0         150,000           117,500             0               0
Thomas H. O'Donnell(4)....       6,000       11,238               0                 0             0               0
Ben Anderson-Ray..........           0            0          24,000           322,000             0         188,925
Raymond Huggenberger......           0            0           8,750           296,250             0         188,925
Ted N. Tarbet.............       9,000       19,665          70,500           302,500             0         168,315
Steven A. Jaye............           0            0          32,000           301,000             0         168,315

(1) Includes 4,000 exercisable options (with a value of $0) held by Mr. Hammes that were granted to him in the capacity as a Non-employee Director, and 29,000 exercisable options (with a value of $6,870) and 10,000 unexercisable options (with a value of $0) held by Mr. Hutchison that were granted to him in the capacity as a Non-employee Director.

(2) Based on the market value of the underlying shares on the exercise date minus the option exercise price per share.

(3) Calculated on the basis of the fair market value of the underlying shares as of June 30, 2000 ($4.875 per share) minus the exercise price.

(4) All options held by Mr. O'Donnell were cancelled in connection with Mr. O'Donnell's termination of employment on March 31, 2000. Mr. O'Donnell was subsequently rehired in fiscal year 2001.

LONG-TERM INCENTIVE PLAN

The Named Officers received no long-term incentive awards in fiscal years 1999 and 2000 that could be paid in fiscal years 2001 or 2002.

EMPLOYMENT AGREEMENTS

Each of Messrs. Hammes, Anderson-Ray, Huggenberger, Tarbet and Jaye are also parties to offer letters which set forth the basic terms of the employment of such person. In pertinent part, the offer letter of Mr. Hammes provides that (i) his salary will be $550,000 per year, (ii) his fiscal year 2000 bonus for meeting specified goals was set at 50% of annual salary, prorated to account for the number of months worked in the fiscal year, (iii) the Company will reimburse moving expenses, plus pay a tax gross-up thereon, (iv) the Company will reimburse reasonable legal fees incurred in negotiating the employment package and (v) the Company will indemnify Mr. Hammes up to $500,000 to the extent he is not paid any salary, bonus, deferred compensation or other benefits owed to him by his former employer, subject to certain conditions.

CHANGE IN CONTROL AGREEMENTS

The Company's executive officers, other than Mr. O'Donnell, are each a party to a Change in Control Agreement (each a "CIC Agreement"). The Company has four forms of CIC Agreements, Each CIC Agreement contains a double trigger. First a Change in Control (as defined in the CIC Agreement) must have occurred and second, the executive officer, following such a Change in Control, must have been terminated by the Company other than for Cause (as defined in the CIC Agreements) or resigned for Good Reason (as defined in the CIC Agreements). The CIC Agreements of Messrs. Hammes, Jaye, Tarbet, Anderson-Ray and Huggenberger include a provision that allows the employee to terminate his employment for any or no reason during the 30-day period commencing on the first anniversary of the date of the Change in Control (which termination is deemed a termination for good cause) and receive the full benefits under the CIC Agreement.

The payments due pursuant to a CIC Agreement are equal to a multiplier of the sum of (i) the greater of the executive officer's annual salary in effect as of the date of termination or immediately prior to the Change in Control, plus (ii) the greater of the amount of executive officer's target bonus under the Management Incentive Bonus Plan in effect for the fiscal year during which the date of termination occurs or during the fiscal year during which the Change in Control occurs (referred to herein as the "Maximum Annual Compensation"). The following executive officers of the Company have a CIC
Agreement: Mr. Hammes has a Type A1 CIC Agreement which provides for a severance payment of 3x the Maximum Annual Compensation; Messrs. Anderson-Ray, Huggenberger, Jaye and Tarbet have a Type A CIC Agreement which provides for a severance payment of 2x the Maximum Annual Compensation; and Mr. Radak has a Type C CIC Agreement which provides that if the date of termination occurs at any time during the first year following the Change in Control, severance equals the Maximum Annual Compensation, plus an amount determined by multiplying the Maximum Annual Compensation by a fraction, the numerator of which is the number of days left in the year following the termination and the denominator of which is 365 and if the termination occurs at any time during the second year following the Change in Control, severance equals the Maximum Annual Compensation. Terminated executive officers that are a party to a CIC Agreement shall also receive the amount the Company would have contributed to his 401(k) Plan account and health insurance benefits throughout the payout period.

SEVERANCE AGREEMENTS

The Company has various severance agreements with each of its executive officers. Under the agreements of Messrs. Hammes, Jaye, Tarbet, Anderson-Ray, Huggenberger and Radak, in the event of (i) termination of employment by the Company for reasons other than Cause (as defined in the CIC Agreement), or (ii) resignation by the employee for Good Reason (as defined in the CIC Agreement, plus relocation) the Company is to pay the executive:

- three years' base salary for Mr. Hammes, two years' base salary for Messrs. Jaye, Tarbet, Anderson-Ray and Huggenberger, and 18 month's base salary for Mr. Radak, at the then current annual rate (or prior rate if higher); plus

- two times for Messrs. Jaye and Tarbet, and 18 months for Mr. Radak, of the full amount of his target bonus, and the pro-rated amount of his target bonus for Messrs. Hammes, Anderson-Ray and Huggenberger, under the MIB in effect for the fiscal year in which the termination or resignation occurs; plus

- continuation for three years for Mr. Hammes, two years for Messrs. Jaye, Tarbet, Anderson-Ray and Huggenberger, and 18 months for Mr. Radak, of all perquisites including health, life and disability insurance, benefit and pension plan (401(k)) contributions and the like to which the employee would have been entitled to but for employment ceasing; plus

- outplacement services or (at the employee's option) cash payment in lieu thereof equal to 25% of annual compensation (salary for all, plus target bonus for Messrs. Jaye, Tarbet and Radak); plus

- for Messrs. Jaye, Tarbet and Radak all stock options immediately vest in full and the employee has an extended time period in which to exercise such options (two years for Messrs. Jaye and Tarbet, one year for Mr. Radak).

In addition, Messrs. Anderson-Ray and Huggenberger have agreed to not compete with the Company for a period of two years following a termination of employment that qualifies for severance payments.

The Company also has an agreement with Mr. O'Donnell which provides that in the event of termination of employment for any reason, Mr. O'Donnell will (upon execution of a release) (a) become a part time consultant for 24 months at a rate of $83,750 per year, (b) be provided with health benefits throughout the consulting period, (c) receive a lump sum payment of one year's salary, and (d) not compete with the Company during the 24 month consulting period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Ault, Hutchison and Woodhull, with Mr. Ault serving as chair, are the members of the Compensation Committee. Mr. Hutchison served as the interim Chairman of the Board of Directors, Chief Executive Officer and President of Sunrise Medical from October 4, 1999 to January 16, 2000. Mr. Hutchison was paid a consulting fee of $50,000 per month during such period and was granted stock options covering 10,000 shares (at an exercise price of $5.438 per share) for such services.

DIRECTOR COMPENSATION

Non-employee directors are paid an annual retainer of $16,000 paid in monthly installments (or upon the election of the Director, in stock options with a 25% gross-up) and $1,200 for each Board meeting attended ($600 if a Board meeting is telephonic). The Chairman of the Board, Mr. Hutchison, receives in addition to the compensation for Non-employee Directors, $30,000 per year paid in monthly installments and $2,500 for each day over one day per month for Chairman of the Board services performed on behalf of the Company. In addition, committee members are paid $1,000 per meeting if attended in person or $500 per meeting if a committee meeting is telephonic. Committee chairs receive an additional $2,000 annual retainer paid in semi-annual installments. For service on the Special Committee created on August 25, 2000, the Board of Directors determined that each member of the Special Committee would receive, irrespective of whether any proposed transaction was entered into or completed, $25,000 and per meeting compensation of $1,200 per meeting for attendance in person and $500 per meeting for telephone attendance.

Generally, upon the first Board meeting of each calendar year, each non-employee director is granted an option to purchase 14,000 shares of Common Stock under the Company's 3rd Amended and Restated 1993 Stock Option Plan. These options vest 50% on the date of grant and 50% on the first anniversary of the grant. In fiscal year 2000, each of Messrs. Ault, Hutchison, Pierpoint, Stemler and Woodhull received an option grant covering 20,000 shares (at an exercise price of $4.188 per share) Directors may elect to receive their annual retainer of $16,000 either in cash paid monthly or in stock options with a 25% gross-up. For fiscal year 2000, all non-employee directors elected to receive 6,000 stock options as their annual retainer. Mr. Hammes did not receive an option grant as a Non-Employee Director during fiscal year 2000.

See "Compensation Committee Interlocks and Insider Participation" for Compensation paid to Mr. Hutchison for his services as Interim Chief Executive Officer and President.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors (the "Committee") is responsible for establishing and overseeing the policies that govern Company compensation and benefit practices. As part of these functions, the Committee evaluates the performance of the Chief Executive Officer, reviews with senior management the performance of other highly compensated officers, and determines their respective compensation levels in terms of salary, bonuses and related benefits. The Committee has established a number of objectives, which serve as guidelines in making all compensation decisions, including:

          - The integration of compensation programs with the Company's strategic direction in order to achieve its long-term competitive objectives and strategic intent;

          - The reward of annual operating and financial performance through individual and group bonus incentives that pay for improved quantitative performance versus annual targets;

          - The encouragement of consistent, long-term enhancement of stockholder value by providing multi-year performance incentives through a contingent long-term bonus plan and equity ownership through stock options; and

          - The development and implementation of a competitive total compensation program that enables the Company to attract and retain high-caliber Associates at all levels.

         The Company's compensation philosophy rewards individual and team performance on the basis of both quantitative and qualitative factors. Associates at all levels participate in one or more of the Company's various bonus plans. These plans were aimed broadly at different groups including senior and middle managers, engineers, technical specialists, sales Associates and hourly factory and office Associates.

         The Committee believes that the components of executive compensation should include base salary, annual and long-term incentive compensation, stock option grants and other benefits described below. A brief summary of each component follows.

BASE SALARY

         Base salaries are intended to be competitive with market rates and are based on an internal evaluation of the responsibilities of each position. The Committee reviews hiring and turnover patterns within the Company and relies from time to time on outside industry surveys to assess salary competitiveness. The companies included in such surveys are typically companies having revenues and businesses similar to those of Sunrise and/or which draw from the same geographic area. The composition of such companies is generally a peer group of U.S. medical equipment manufacturers similar (but not identical) in composition to the Peer Group Index shown on the stock performance chart included herein. The Committee believes that total cash compensation for Company executives should be targeted within the 25th to 75th percentile of executives at companies having businesses and revenues comparable to those of Sunrise. Where executives fall within a salary range will depend on their seniority and their performance. The Committee's objective is to link executive compensation with the Company's financial performance, while also reflecting competitive market factors.

         Salary increases are based on annual supervisor reviews and are intended to reflect individual as well as business unit performance, along with the results of industry survey results. Annual increases for salaried Associates are all awarded on the same day, the first Monday in September, so as to ensure fairness across the Company and to incorporate both the previous fiscal year's operating results and individual performances.

ANNUAL INCENTIVE COMPENSATION

         The Company has used throughout its history a Management Incentive Bonus Plan (the "MIB Plan") pursuant to which members of management are eligible to receive annual cash bonuses. Generally, each bonus will be based on both the achievement of individual objectives agreed upon by the manager and his or her immediate supervisor, and upon the attainment of certain earnings targets. With regard to the Company's performance, the primary measure used for determining bonuses is the Company's earnings per share growth. An operating unit's performance has historically been measured against goals for earnings growth (after a capital charge on any cash drawn), and levels of return on net assets. No bonus is paid at either the corporate or divisional level unless earnings exceed a minimal accepted threshold. Earnings goals are approved annually by the Board of Directors and are tied to the Company's operating plan. Even if a bonus is earned based on profit performance, the executive must still have accomplished his or her personal objectives for the year in order to qualify for the designated amount. The fiscal 2000 payout that was earned under the MIB
Plan ranged from 5% to 100% of a manager's salary, depending upon his or her position.

STOCK OPTIONS

         Certain management Associates of the Company are eligible to receive periodic grants of non-qualified or incentive stock options pursuant to the 3rd Amended & Restated 1993 Stock Option Plan (the "1993 Plan") and the Year 2000 Non-Qualified Stock Option Plan. The Year 2000 Plan was adopted by the Company in February 2000, and has a total reserve of 3,000,000 shares. The Committee establishes the terms of options granted under these plans. Options that have been granted to Associates under the 1993 Plan become exercisable in four equal annual increments beginning on the first anniversary date of the grant. Options that have been granted under the Year 2000 Plan to senior management were modeled after the options granted to Mr. Hammes, including option vesting in three equal tranches: (i) equal time vesting over four years (1/12 of total grant per year);
(ii) performance vesting based on attainment of earnings per share targets (subject to seven year cliff vesting) and (iii) performance vesting based on attainment of stock price targets (subject to seven year cliff vesting). The option price under both plans, which is determined by the Committee, is generally equal to 100% of the fair market value of the shares covered by the option on the date of grant. Options are granted to certain management and senior technology Associates and are intended to retain them and motivate them to improve the Company's long-term stock market performance, aligning their interests with those of stockholders. In determining the number of options to be granted to an Associate, the Committee makes a subjective determination based on a number of factors, including the individual's level and scope of responsibility, job performance, and the overall competitiveness of his or her compensation package compared to the outside industry surveys referenced above. About 7% of the Company's Associates qualify for stock options each year. A portion of the option grants under the Year 2000 Plan to Associates other than senior management had four years vesting provisions.

401(K) PROFIT SHARING CONTRIBUTIONS

         The Company contributes to a 401(k) Profit Sharing/Savings Plan (the "401(k) Plan") in which all domestic Associates (except those under certain collective bargaining agreements) may participate after satisfying the service requirements of the Plan. Annual awards for Associates under the profit sharing portion of the plan typically varies from 4% to 6% of compensation (subject to the statutory limitations on compensation referenced in the following paragraph), contingent upon attainment of certain earnings targets by the Company as a whole in the case of corporate office Associates, or by the division, in the case of division Associates. In addition to the basic profit sharing contribution, the Company contributes between 8% and 11% of compensation above $72,600 and below $160,000 (the current Internal Revenue Code ("IRC") statutory maximum under the 401(k) Plan). The savings portion of the 401(k) Plan provides that Associates may defer compensation (subject to statutory limitations) and provides Associates with a Company matching contribution, which matches their voluntary savings on a dollar-for-dollar basis up to a maximum of $400. Associates employed outside the United States generally participate in defined contribution plans which mirror the United States plan, to the extent appropriate in view of local laws and practices.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN ("SERP")

         The SERP provides for Company discretionary retirement contributions to a non-qualified plan for the benefit of Associates earning a base salary of $140,000 and above. The SERP contributions are intended to replace funds that are not contributed to the 401(k) Plan due to the IRC statutory limitation referenced above. Discretionary contributions may range up to 11% of compensation over $160,000 earned in a fiscal year. In addition, these Executives may also voluntarily defer up to 25% of their MIB bonus each year into the SERP.

         The SERP is funded through a "rabbi" trust with American Express Trust Co. as the trustee and represents a contractual obligation of the Company to make payments (subject to certain vesting restrictions) to the covered Executives upon retirement, termination, disability or death. In the unlikely case that Sunrise becomes insolvent, the assets of the Trust will be held for the benefit of the Company's general creditors.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         Richard H. Chandler resigned as President and Chief Executive Officer of the Company effective October 4, 1999. In August 1998, the Board increased Mr. Chandler's base salary to $510,000, which remained in effect until his resignation. During fiscal 2000, the Board awarded Mr. Chandler non-qualified stock options to purchase 25,000 shares (at a price of $6.313 per share), and contributed $400 to his 401(k) account as a matching contribution. The Company made no contribution to his SERP account. Mr. Chandler did not receive an MIB Bonus accrual or pay-out for fiscal 2000. Pursuant to his Consulting Agreement, Mr. Chandler is entitled to consulting payments and continued vesting of stock options through September 2002, and he (and his wife) are entitled to receive health, dental and visual insurance benefits through 2008 and Mr. Chandler is entitled to life and accident insurance through 2002. Additionally, upon a change in control, the Company is obligated to pay compensation through the remainder of the agreement's term, and Mr. Chandler's service obligation would cease.

         Mr. Hammes was appointed as President and Chief Executive Officer of the Company effective January 17, 2000. His compensation package was negotiated, and includes a base salary of $550,000, a bonus level for meeting specified goals equal to 50% of annual salary, prorated to account for the number of months worked in the fiscal year, reimbursement of moving expenses (plus tax gross-up on such payments) and of reasonable legal fees incurred in negotiating the package. In addition, the Company will indemnify Mr. Hammes to the extent he is not paid any salary, bonus, deferred compensation or other benefits owed to him by his former employer, subject to certain conditions. In addition, we established the Michael N. Hammes Stock Option Agreement, pursuant to which Mr. Hammes was granted options covering 1,000,000 shares, granted at the fair market value on the date of grant. These options vest in three equal tranches (i) equal time vesting over four years (1/12 of total grant per year);
(ii) performance vesting based on attainment of earnings per share targets (subject to seven year cliff vesting) and (iii) performance vesting based on attainment of stock price targets (subject to seven year cliff vesting). Vesting of two thirds of the options automatically accelerate upon a change of control, with the remaining one-third accelerating to the extent the change in control price exceeds the stock price targets.

See "Compensation Committee Interlocks and Insider Participation" for Compensation paid to Mr. Hutchison for his services as Interim Chief Executive Officer and President.

LEE A. AULT III        MURRAY H. HUTCHISON        JOHN R. WOODHULL
CHAIRMAN

STOCK PERFORMANCE CHART

The following graph shows a five-year comparison of cumulative total returns for the Company, the S&P 500 Index and peer group of companies ("Peer Group")1 selected on a line-of-business basis. The companies included in the Peer Group are durable medical equipment manufacturers like Sunrise. The graph assumes the value of the investment in the Company's Common Stock and each Index was $100 at June 30, 1995, and that all dividends were reinvested.

                               [GRAPHIC OMITTED[

--------------------------------------------------------------------------------
                                     LEGEND
SYMBOL                                          CRSP TOTAL RETURNS  INDEX FOR:
____________________________                    SUNRISE MEDICAL INC.
----------------------------                    S&P 500 Stocks
- - - - - - - - - - - - -- -                    Self-Determined Peer Group


 06/1995     06/1996        06/1997        06/1998        06/1999        06/2000
 -------     -------        -------        -------        -------        -------
 100.0         61.8           48.6           48.2           22.9           15.7
 100.0        126.1          169.9          221.7          272.0          292.2
 100.0        126.4          142.1          105.7           97.9          104.5

--------------------------------------------------------------------------------


----------
1 The companies used in the Peer Group consist of Invacare, Inc. (IVC); Respironics, Inc. (RESP); and Graham-Field Health Products, Inc. (GRIH). Everest & Jennings International Ltd. (EJ) was acquired by Graham-Field Health Products, Inc. in the fourth quarter of 1996. Everest & Jennings International Ltd. shareholders received .35 common shares of Graham-Field Health Products, Inc. for each Everest & Jennings International Ltd. common share owned. For purposes of the above graph, the return for Everest & Jennings International Ltd. within the peer group for the period November 27, 1996 to June 30, 2000 was calculated with the return of Graham-Field Health Products, Inc. at the conversion rate noted above.

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS PROXY STATEMENT, THE PRECEDING COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION AND THE COMPANY STOCK PERFORMANCE GRAPH WILL NOT BE INCORPORATED BY REFERENCE INTO ANY OF THOSE PRIOR FILINGS, NOR WILL SUCH REPORT OR GRAPH BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILINGS MADE BY THE COMPANY UNDER THOSE STATUTES.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 13, 2000, the name and address, the total number of shares of common stock beneficially owned (as defined in Rule 13d-3 under the Exchange Act), and the percentage of the outstanding shares of the common stock so owned by:

     - each person who is known to the Company to own beneficially 5% or more of the outstanding shares of common stock;

     -    each of the directors;

     -    each of the Named Officers; and

     -    all current directors and executive officers as a group.

On October 13, 2000 there were a total of 22,359,218 shares of the Company's common stock issued and outstanding. Except for information based on Schedules 13D, 13F or 13G, as indicated in the footnotes hereto, ownership is stated as of October 13, 2000. For each person all shares subject to options held by such person that are exercisable within 60 days of October 13, 2000, plus all shares held for the benefit of such person under the Company's Profit Sharing/Savings Plan , are included in determining beneficial ownership and percentage ownership for such person as if such shares were outstanding on October 13, 2000.

Except to the extend indicated in the footnotes to the following table, each of the persons or entities listed has sole voting and sole investment power with respect to the shares which are deemed beneficially owned by such person or entity.


                                                                      OPTIONS
                                                      SHARES OF     EXERCISABLE   TOTAL SHARES
                                                        COMMON        WITHIN      BENEFICIALLY     PERCENT
NAME AND ADDRESS OF 5% BENEFICIAL OWNERS            STOCK HELD(1)     60 DAYS        OWNED        OF CLASS
----------------------------------------            -------------     -------        -----        --------
State of Wisconsin/Wisconsin Investment Board......   3,259,900 (2)          0     3,259,900        14.58%
     121 E. Wilson St
     Madison, WI 53702
ICM Asset Management...............................   2,623,351 (2)          0     2,623,351        11.73
     601 W. Main Avenue, Suite #917
     Spokane, WA 99201
Richard H. Chandler................................   1,921,716 (3)   187,500      2,009,216         9.53
     Freedom Scientific Inc.
     2131 Palomar Airport Road, Suite 200
     Carlsbad, CA 92009
Heartland Advisors.................................   1,907,400 (2)                1,907,400         8.53
     789 N. Water
     Milwaukee, WI 53202
Chancellor LGT Asset Management....................   1,731,700 (2)         0      1,731,700         7.7
     1166 Avenue of the Americas
     New York, NY 10036
Dimensional Fund Advisor...........................   1,617,900 (2)          0     1,617,900         7.24
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA 90401


DIRECTORS AND NAMED OFFICERS
----------------------------------------------------
Lee A. Ault III....................................      16,000        29,000         45,000         *
Michael Hammes.....................................      13,300         4,000         17,300         *
Murray H. Hutchison................................       4,500        39,000         43,500         *
William L. Pierpoint...............................     143,220        21,500        164,720         *
Joseph Stemler.....................................     123,724        24,000        147,724         *
John R. Woodhull...................................      33,600         29,00         62,600         *
Thomas H. O'Donnell................................      12,978             0         12,978         *
Ben Anderson-Ray...................................      15,509        41,750         57,259         *
Raymond Huggenberger ..............................           0        13,750         13,750         *
Ted N. Tarbet......................................      41,572        80,000        121,572         *
Steven A. Jaye.....................................      30,362        46,875         77,237         *
ALL DIRECTORS & EXECUTIVE OFFICERS AS A GROUP
     (12 PERSONS)..................................     434,765       328,875        763,640         3.48

*    Represents less than 1%

(1)  Includes 9,155, 11,705, 6,778, 16,472, and 58,473 shares held for the benefit of Messrs. Anderson-Ray, Jaye, O'Donnell, Tarbet and all current directors and executive officers as a group, respectively, under the Company's Profit Sharing/Savings Plan.

(2) Based upon holdings reported by the named institutions in filings with the SEC on Forms 13D, 13F, and/or 13G, together with telephonic confirmation of holdings (where possible).

(3) Includes 82,850 shares held in a non-profit foundation of which Mr. Chandler and family members are directors, and as to which Mr. Chandler disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENT

On October 4, 1999, Richard H. Chandler resigned from his positions as Chairman, President, Chief Executive Officer and director of Sunrise Medical. The Company then entered into a consulting, resignation and general release agreement with Mr. Chandler which provides that Mr. Chandler be hired as a consultant to the Company from October 5, 1999 through September 30, 2002 during which time Mr. Chandler (a) will consult with and advise the Board of Directors, (b) will hold all Company information confidential and (c) will not compete with the Company nor solicit or hire any Company associate. As compensation, Mr. Chandler will receive a total of $1,830,000, paid in future installments. In addition, Mr. Chandler's stock options continue to vest until 90 days following September 30, 2000 unless they expire by their own terms earlier), and Mr. Chandler is to receive health, dental and vision insurance benefits through March 20008 and life and accident insurance through September 30, 2002. Mr. Chandler beneficially holds approximately 9.53% of the Company's outstanding securities.

See "Compensation Committee Interlocks and Insider Participation" for Compensation paid to Mr. Hutchison for his services as Interim Chief Executive Officer and President.

INDEBTEDNESS OF MANAGEMENT

Michael Hammes, the Chief Executive Officer and President of the Company, was granted a loan on March 31, 2000 in the amount of $500,000 at a 6.875% annual interest rate. Principal and interest must be repaid in full on the earlier of the third anniversary of the secured Promissory Note, or within ninety (90) days following the effective date of the termination or resignation of Mr. Hammes from employment with the Company. No payments are due until such time, except that the amount of any bonus received by Mr. Hammes from his former employer is required to be used in payment on this note.

Ben Anderson-Ray, the Senior Vice President, Operations; and Group President of Continuing Care, was granted a loan on May 31, 2000 in the amount of $100,000 at a 6.841% annual interest rate. Principal and interest must be repaid in full on the earlier of the third anniversary of the secured Promissory Note, or within ninety (90) days following the effective date of resignation of Mr. Anderson-Ray from employment with the Company. No payments are due until such time.

                                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                            SUNRISE MEDICAL INC.


                                            BY:  /s/ Michael N. Hammes
                                            ------------------------------------
                                            Michael N. Hammes
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)



                                            BY:  /s/ Ted N. Tarbet
                                            ------------------------------------
                                            Ted N. Tarbet
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)


                                            BY:  /s/ Lee A. Ault III
                                            ------------------------------------
                                            Lee A. Ault III
                                            Director


                                            BY:  /s/ Murray H. Hutchison
                                            ------------------------------------
                                            Murray H. Hutchison
                                            Director


                                            BY:  /s/ William L. Pierpoint
                                            ------------------------------------
                                            William L. Pierpoint
                                            Director


                                            BY:  /s/ Joseph Stemler
                                            ------------------------------------
                                            Joseph Stemler
                                            Director


                                            BY:  /s/ John R. Woodhull
                                            ------------------------------------
                                            John R. Woodhull
                                            Director

Date:  October 30, 2000