Form 10-Q
period 2000-09-29
SUNRISE MEDICAL INC
filed 2000-11-13
CIK 720577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000
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

As of  November 3, 2000, the company had 22,359,218 outstanding shares of $1 par value common stock.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

 INDEX

Part I.	Financial Information
Item 1.	Financial Statements
Condensed consolidated balance sheets as of September 29, 2000 and June 30, 2000
Condensed consolidated statements of operations for the thirteen weeks ended September 29, 2000 and October 1, 1999
Condensed consolidated statements of cash flows for the thirteen weeks ended September 29, 2000 and October 1, 1999
Notes to condensed consolidated financial statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Part II.	Other Information
Item 1.	Legal Proceedings
Item 4.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

Item 1. Financial Statements
SUNRISE MEDICAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts, except per share amounts)
	September 29, 2000	June 30, 2000
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 23,012	$ 19,863
Trade receivables, net	108,598	118,629
Installment receivables, net	2,693	4,845
Other receivables, net	18,071	3,777
Inventories	66,387	67,413
Other current assets	18,958	15,003
Total current assets	237,719	229,530

Property and equipment, net	60,720	67,259
Goodwill and other intangible assets, net	222,250	237,333
Other assets	9,335	9,667
Total assets	$530,024	$543,789

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$ 1,307	$ 859
Trade accounts payable	46,504	54,841
Accrued compensation and other liabilities	60,676	63,266
Accrued income taxes	2,094	2,100
Total current liabilities	110,581	121,066

Long-term debt, less current installments	153,178	148,262
Other long-term liabilities	5,991	6,502
Deferred income taxes	2,836	2,941
Stockholders' equity:
Preferred stock, $1 par. Authorized 5,000 shares; none issued	-	-
Common stock, $1 par. Authorized 40,000 shares; 22,359192 and 22,248151 shares, respectively, issued and outstanding	22,359	22,248
Additional paid-in capital	203,950	203,664
Retained earnings	56,475	55,619
Accumulated other comprehensive loss	(25,346)	(16,513)
Total stockholders' equity	257,438	265,018
Total liabilities and stockholders' equity	$ 530,024	$ 543,789

 (See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (Unaudited)
	Thirteen Weeks Ended
	September 29, 2000	October 1, 1999

Net sales	$150,484	$155,542
Cost of sales	104,310	106,573
Gross profit	46,174	48,969

Marketing, selling and administrative expenses	32,801	35,320
Research and development expenses	4,228	4,620
Amortization of goodwill and other intangibles	2,465	2,223
Operating income	6,680	6,806

Other (expense) income:
Interest expense	(3,171)	(4,599)
Interest income and other, net	(1,367)	1,081
	(4,538)	(3,518)

Income before income taxes and cumulative effect on accounting changes	2,142	3,288
Income tax expense	1,394	1,752
Income before cumulative effect on accounting changes	748	1,536
Cumulative effect of accounting changes, net of applicable income taxes of $63	108	-
Net income	$ 856	$ 1,536

Basic earnings per share	$ 0.04	$ 0.07

Weighted average number of shares outstanding	22,285	22,225
Diluted earnings per share	$ 0.04	$ 0.07
Weighted average number of shares assuming dilution	22,334	22,256

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
	Thirteen Weeks Ended
	September 29, 2000	October 1, 1999

Cash flows from operating activities:
Net income	$ 856	$ 1,536
Depreciation and amortization	4,087	4,067
Amortization of goodwill and other intangibles	2,465	2,223
Loss on sale of business	1,491	-
Other non-cash items	(84)	(257)
Changes in assets and liabilities:
Trade and other receivables, net	5,890	5,240
Installment receivables, net	2,193	2,934
Inventories	(3,419)	(27)
Other assets	(5,251)	(2,555)
Accrued income taxes	374	740
Trade accounts payable and other liabilities	(7,964)	(1,952)
Net cash provided by operating activities	638	11,949

Cash flows from investing activities:
Purchase of property and equipment, net	(1,962)	(4,636)
Net cash used for investing activities	(1,962)	(4,636)

Cash flows from financing activities:
Borrowings of long-term debt	7,338	8,000
Repayments of long-term debt	(1,509)	(15,931)
Proceeds from issuance of common stock	397	162
Net cash provided by (used for) financing activities	6,226	(7,769)

Effect of exchange rate changes on cash	(1,753)	1,233

Net increase in cash and cash equivalents	3,149	777
Cash and cash equivalents at beginning of period	19,863	1,485
Cash and cash equivalents at end of period	$23,012	$ 2,262

(See accompanying notes to condensed consolidated financial statements)

SUNRISE MEDICAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Sunrise Medical Inc. and its subsidiaries and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen week periods ended September 29, 2000 and October 1, 1999 are not necessarily indicative of the results that may be expected for the entire year.

2. Inventories

Certain inventories are stated at the lower of last-in, first-out (LIFO) cost or market value. All other inventories are stated at the lower of the first-in, first-out (FIFO) cost or market value. Inventories consist of the following:

	September 29, 2000	June 30, 2000
Raw material	$26,593	$26,735
Work-in-progress	9,168	9,454
Finished goods	30,626	31,224
Total inventories	$66,387	$67,413

3.  Comprehensive (Loss) Income

Components of comprehensive (loss) income include net income, unrealized losses on derivative instruments classified as cash flow hedges and foreign currency translation adjustments. Comprehensive (loss) income was as follows:

	Thirteen Weeks Ended
	September 30, 2000	October 1, 1999

Net income	$ 856	$ 1,536
Unrealized loss on forward contracts	(72)	-
Foreign currency translation adjustment	(8,761)	8,868
Total comprehensive (loss) income	$ (7,977)	$ 10,404

4. Earnings Per Share (EPS)

The following is a reconciliation of the denominators of the basic and diluted EPS computations.

	Thirteen Weeks Ended
	September 29, 2000	October 1, 1999

Weighted average number of shares outstanding	22,285	22,225
Effect of dilutive stock options (1)	49	31
Weighted average number of shares assuming dilution	22,334	22,256
(1)	5,059 and 1,901 potential common shares were not used to compute diluted earnings per share for the thirteen weeks ended September 29, 2000 and October 1, 1999, respectively, as their effect was antidilutive.

5. Segment Information

Revenues and operating income (loss) by segment for the thirteen weeks ended September 29, 2000 and October 1, 1999 were as follows:

	Thirteen Weeks Ended
	September 29, 2000	October 1, 1999

Revenues:
North American rehabilitation products	$ 88,195	$ 85,043
European rehabilitation products	46,446	55,813
Institutional products	15,843	14,686
	$150,484	$155,542
Operating income (loss):
North American rehabilitation products	$ 6,506	$ 2,970
European rehabilitation products	2,778	5,240
Institutional products	(1,194)	(1,626)
Other	(1,410)	222
	$ 6,680	$ 6,806

Derivatives

The company uses derivative instruments primarily to manage the risk of changes in foreign exchange rates. The company engages in hedging activities to reduce potential transaction losses on net cash flows and balances denominated in these currencies. These amounts can arise from cross-border trade flows or intercompany financing transactions. The hedge instruments mature at various dates, which approximates the transaction date, and do not generally exceed twelve months. The company purchases short-term forward exchange contracts only for purposes of risk management.

Effective July 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS 133 requires all derivative instruments be recognized as assets or liabilities in the balance sheet and measured at fair market value. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as hedges, changes in fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet until the hedged item is recognized in earnings.

The company has elected not to designate the forward contracts used to hedge intercompany financing transactions as hedges under SFAS 133. Gains and losses on these contracts were previously deferred and recognized in income at the maturity date. SFAS 133 does not permit gains and losses on non-hedging derivatives to continue to be deferred. As a result, the company recorded the cumulative effect of an accounting change of $108, net of income tax expense of $63 at July 1, 2000. Changes in the fair value of these contracts going forward will be recognized in income as the changes occur. The forward contracts used to hedge anticipated inventory purchases between the company's foreign divisions are designated as cash flow hedges. At July 1, 2000 there were no outstanding forward contracts used to hedge intercompany transactions. Changes in the fair market value of these contracts are recognized in other comprehensive income in the balance sheet until the hedged item is recognized in earnings (See note 3). Approximately $72 is expected to be reclassified into earnings within the next twelve months.

7. Asset Dispositions

On September 29, 2000, the company sold Parker Bath Ltd., its specialized bathing systems subsidiary located in the U.K., to Getinge Industrier AB of Sweden for $15 million cash, which was received early in October. This amount is included in the other receivables, net. A loss of $1.5 million was recorded on the sale of the business and is included in interest income and other, net.

8. Subsequent Events

On October 16, 2000, the Board of Directors unanimously approved a merger agreement that provides for the acquisition of the company for $10.00 per share in cash by an investor group that includes President and C.E.O. Michael N. Hammes and other Sunrise senior managers and affiliates of Park Avenue Equity Partners and Vestar Capital Partners. As part of the merger plan, Bankers Trust Company, a wholly-owned subsidiary of Deutsche Bank AG, the company's existing lender, has committed, subject to customary conditions, to provide $215 million in bank debt and $40 million in subordinated debt financing to fund the acquisition, refinance existing indebtedness and for general corporate purposes. Affiliates of Park Avenue Equity Partners and Vestar Capital Partners have committed, subject to customary conditions, to provide the remaining funds necessary to complete the transaction. The offer is conditioned on the tender of at least a majority of the outstanding shares of common stock, the availability of the financing necessary to complete the transaction, and other customary conditions and regulatory approvals.

On October 17, 18 and 20, 2000, purported class action lawsuits entitled Krim v. Sunrise Medical Inc., et al., Rogers v. Sunrise Medical Inc., et al. and Harbor Finance Partners v. Sunrise Medical Inc., et al were filed in the Court of Chancery of the State of Delaware, California Superior Court and the Court of Chancery of the State of Delaware, respectively, by holders of Shares.  All three complaints name as defendants the company and the directors of the company, and Rogers also includes unknown defendants alleged to have contributed to the purported conduct of the company and directors of the company.  Among other things, the plaintiffs in the three cases allege generally that:

  the purchase price of the shares is inadequate relative to the true value of the company;

  the terms of the transactions contemplated by the Merger Agreement are the product of a conflict of interest and self-dealing on the part of defendants; and

  the defendants violated their fiduciary duties owed to the public stockholders of the company by agreeing to the terms of the transactions contemplated by the Merger Agreement.

The lawsuits seek unspecified damages and costs and to enjoin or rescind the transactions contemplated by the Merger Agreement, among other things. The company believes that these lawsuits are without merit. While the company and its directors intend to defend itself vigorously, there can be no assurance that the complaints will be successfully defended. The inability of the company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the company being required to pay substantial monetary damages for which the company may not be adequately insured, which could have a material adverse effect on the company's business, financial position and results of operations. Regardless of whether the merger is consummated or the outcome of the lawsuits, the company may incur significant related costs that could have an adverse effect on the company's business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, the company is unable to estimate the impact of any potential liabilities associated with the complaints.

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

Net Sales

Net sales for the thirteen weeks ended September 29, 2000 of $150 million increased 1% from the first quarter of last year, excluding a 4% negative impact from foreign currency translations. Net sales for the quarter increased for North American rehabilitation products and institutional products. These increases were offset by a decline in European rehabilitation products sales compared with the prior year.

North American Rehabilitation Products

Net sales of North American rehabilitation products, which includes wheelchairs, personal care products, respiratory and speech devices, increased 4% to $88 million, compared to $85 million in the first quarter of 2000. The increase was driven primarily by speech devices and wheelchairs.

European Rehabilitation Products

First quarter net sales of European rehabilitation products were $46 million, a decrease of 6% from the prior year period, excluding an 11% negative impact from foreign currency translation. The decline in sales was attributable to weak market conditions and the company's exit from two businesses last year, its end user direct sale and its termination of a national retail store contract. These businesses contributed approximately $2 million in sales for the first quarter last year.

Institutional Products

Net sales of institutional products, which include nursing home beds and specialized bathing systems, were $16 million, an increase of 13% on a currency adjusted basis. Sales of nursing home beds increased both in the U.S. and Europe as the industry seems to be showing some signs of recovery, following two years of decline.

Expense and Profit Analysis

	Thirteen Weeks Ended
( % to sales)	September 29, 2000	October 1, 1999
Gross profit	30.7%	31.5%
Marketing, selling and administrative expenses	21.8%	22.7%
Operating income (loss)	4.4%	4.4%
Interest expense	2.1%	3.0%
Net income (loss)	0.6%	1.0%

Gross profit as a percentage of net sales for the first quarter of 2001 decreased over the same period last year. On a sequential basis, gross margin improved from 30.3% in the fourth quarter of 2000. North America rehabilitation products gross margin improved in first quarter 2001 compared to the same period in 2000 as a result of an increased mix of  higher margin customized wheelchairs and speech devices. This improvement was offset by a decline in both European rehabilitation and institutional products gross margin. European rehabilitation products declined due to change in product mix to lower margin mobility products, coupled with less options being purchased on wheelchairs. Also contributing to the decline was a further weakening of the Euro during the quarter.  Institutional products declined due to lower margins in France.

Marketing, selling and administrative expenses decreased approximately 1% compared to the prior year period. The decrease was due to lower overall spending levels as part of the company's restructuring activities as well as a decline in bad debt expense.

Operating income for the first quarter of 2001 was $6.7 million compared to $6.8 million for the comparable period of 2000. North American rehabilitation products operating income increased to $6.5 million compared to $3.0 million in the same period in 2000. The increase was driven by increased net sales combined with a reduction in operating expenses.  The institutional products segment reported an operating loss of $1.2 million, compared to a loss of $1.6 million in the prior year. The lower loss was the result of a decline in marketing, selling and administrative expenses, coupled with an increase in the sales. Operating income for European rehabilitation products declined to $2.8 million in the first quarter of 2001 from $5.2 million in the same period last year. The reduction was primarily the result of weak market conditions causing soft sales and the further weakening of the Euro impacting both product costs and foreign currency translation.  Other operating income for the quarter reflects charges for restructuring and merger costs of $0.9 million.

Interest expense for the first quarter decreased by $1.4 million compared to the first quarter of the prior year as a result lower borrowings.

The effective tax rate for the first quarter was 63.0% compared to 53.3% in the same period of 2000. The increase was due to the effect of non-deductible goodwill amortization on lower pre-tax earnings and the loss on the sale of the Parker Bath operations which provided no tax benefit.

Net income for the first quarter of 2001 was $0.9 million, or $0.04 per share compared to $1.5 million or $0.07 per share in the first quarter of 2000. This quarter's earnings were negatively impacted by a $1.5 million loss on the disposal of Parker Bath together with approximately $0.9 million of costs related to restructuring actions and the proposed acquisition of the company (see subsequent events in the notes to financial statements).

Liquidity and Capital Resources

Cash and cash equivalents were approximately $23.0 million at September 29, 2000 and $19.9 million at June 30, 2000. Net cash provided by operating activities was $0.6 million, mainly due to an increase in inventories and prepaid expenses as well as a decrease in accounts payable, which were partially offset by decreased trade and installment receivables. Working capital increased $19 million during the quarter to $127 million, due to the foregoing as well as the sale of the Parker Bath business, which increased working capital by $13 million.

Capital spending in the first quarter was $2.0 million, primarily invested in machinery and equipment. There were no material capital expenditure commitments outstanding as of September 29, 2000.

Long-term borrowings increased $5.9 million this quarter. Historically the principal source of liquidity has been cash flow from operations supplemented with borrowings under our bank credit line. In September 2000, we refinanced our bank credit facility. The credit facility provides for maximum borrowings of $58 million and is secured by domestic accounts receivable and inventory. The credit facility was refinanced to extend the maturity date of outstanding debt and to give us more flexibility in implementing our realignment plan. However, the credit facility may not be sufficient to fully fund the program as presently contemplated.  Therefore, we are seeking additional funding alternatives, including the proposed merger of the company (see Note 8-Subsequent Events). At September 29, 2000, we had outstanding borrowings of $46 million under our $58 million revolving bank credit facility. We believe an adequate liquidity position will be maintained with cash generated from operations, management of working capital and capital expenditure levels, and available borrowings under our present credit facility and future credit arrangements.

Recent Accounting Developments

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

Impact of Inflation

Inflation did not have a significant effect on our operating results in the first quarter of fiscal year 2001.

Forward Looking Statements

We have made forward-looking statements in this Form 10-Q including the statement that the nursing home industry seems to be showing signs of recovery. These statements are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the company including: (i) the impact of competitive products and activities; (ii) increased industry pricing pressures; (iii) the rising cost and availability of raw materials; (iv) product development, commercialization and market acceptance risks; (v) the reduction or elimination of government funding for the company's products; (vi) unfavorable governmental regulatory actions (such as by the FDA in the U.S.); (vii) disruptions caused by the company's consolidation of operations; (viii) risks related to the company's international operations; (ix) dependence on key personnel; and (x) other factors referenced in this and other Securities and Exchange Commission filings of the company. We disclaim any obligation to update any such factors or to announce publicly the result of any revision to any of the forward-looking statements contained in this Form 10-Q, or to make corrections to reflect future events or developments.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Our primary financial market risks include fluctuations in interest rates and currency exchange rates. Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating costs denominated in foreign currencies. The purpose of entering into these contracts is to protect against economic losses associated with foreign exchange transactions. Gains and losses on the hedges offset a majority of the increases or decreases in our local currency operating costs in the corresponding periods. The contracts have maturity dates that do not normally exceed 12 months. For derivatives designated as hedges, changes in fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet until the hedged item is recognized in earnings. We purchase short-term forward exchange contracts only for purposes of risk management.

As of September 29, 2000, we had $36.9 million in foreign currency forward contracts. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts. As of September 29, 2000, the analysis indicated that such market movements would have resulted in a $2.3 million loss on foreign currency forward contracts outstanding. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

At September 29, 2000, a hypothetical 10% adverse movement in short-term interest rates on our variable rate debt would have resulted in a reduction of $0.5 million in annual pre-tax income. We cannot predict market fluctuations in interest rates and their impact on debt. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

On October 17, 18 and 20, 2000, purported class action lawsuits entitled Krim v. Sunrise Medical Inc., et al., Rogers v. Sunrise Medical Inc., et al. and Harbor Finance Partners v. Sunrise Medical Inc., et al were filed in the Court of Chancery of the State of Delaware, California Superior Court and the Court of Chancery of the State of Delaware, respectively, by holders of Shares.  All three complaints name as defendants the company and the directors of the company, and Rogers also includes unknown defendants alleged to have contributed to the purported conduct of the company and directors of the company.  Among other things, the plaintiffs in the three cases allege generally that:

  the purchase price of the shares is inadequate relative to the true value of the company;

  the terms of the transactions contemplated by the Merger Agreement are the product of a conflict of interest and self-dealing on the part of defendants; and

  the defendants violated their fiduciary duties owed to the public stockholders of the company by agreeing to the terms of the transactions contemplated by the Merger Agreement.

The lawsuits seek unspecified damages and costs and to enjoin or rescind the transactions contemplated by the Merger Agreement, among other things. The company believes that these lawsuits are without merit. While the company and its directors intend to defend itself vigorously, there can be no assurance that the complaints will be successfully defended. The inability of the company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the company being required to pay substantial monetary damages for which the company may not be adequately insured, which could have a material adverse effect on the company's business, financial position and results of operations. Regardless of whether the merger is consummated or the outcome of the lawsuits, the company may incur significant related costs that could have an adverse effect on the company's business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, the company is unable to estimate the impact of any potential liabilities associated with the complaints.

Item 4: Other Information

On September 29, 2000, we sold Parker Bath Ltd., our specialized bathing systems subsidiary located in the U.K., to Getinge Industrier AB of Sweden for $15 million cash, which was received early in October. We recorded a loss of $1.5 million on the sale of the business which contributed approximately $4 million in revenue to the first quarter of 2001, and about the same amount in last year's first quarter.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number	Description
3.1	Certificate of Incorporation of the company and amendments thereto. (a)
3.2	Amendment to Certificate of Incorporation of the company as set forth under the caption "Article III - Liability of Director to the Corporation." (b)
3.3	Second Amended and Restated Bylaws of the company. (c)
3.4	Amendment to Certificate of Incorporation of the company as to the number of authorized shares. (d)
4.1	Amended and Restated Shareholders' Rights Agreement dated May 16, 1997. (e)
4.2	Amendment to Amended and Restated Shareholders' Rights Agreement. (c)
10.1	Note Purchase Agreement dated as of October 1, 1997 for $50 million 7.09% Series A Senior Notes Due October 28, 2004 and for $50 million 7.25% Series B Senior Notes Due October 28, 2007. (f)
10.2	Form of Change in Control Agreements dated June 27, 1997 between Sunrise Medical Inc. and certain employees. (g)
10.3	Third Amended and Restated 1993 Stock Option Plan. (i)
10.4	Associate Stock Purchase Plan 2000. (h)
10.5	2000 Stock Option Plan. (i)
10.6	$58,000,000 Credit Agreement Dated as of September 8, 2000.
10.7	Agreement and Plan merger Dated as of October 16, 2000. (j)
27	Financial Data Schedule.

(a) Incorporated herein by reference our Registration Statement No. 2-86314.
(b) Incorporated herein by reference to our 1987 Definitive Proxy Statement.
(c) Incorporated herein by reference to our Form 10-K for the year ended July 2, 1999.
(d) Incorporated herein by reference to our Form 10-Q for the quarter ended January 1, 1993.
(e) Incorporated herein by reference to our Form 8-K dated May 16, 1997.
(f) Incorporated herein by reference to our Form 10-Q dated September 26, 1997.
(g) Incorporated herein by reference to our Form 10-K for the year ended June 27, 1997.
(h) Incorporated herein by reference to our Form S-8 dated February 4, 2000.
(i)  Incorporated herein by reference to our Form 10-K dated June 30, 2000.
(j) Incorporated herein by reference to our Form 8-K dated October 24, 2000.

(b) Reports on Form 8-K

A report of Form 8-K was filed October 24, 2000, in connection with the agreement and plan of merger, dated as of October 16, 2000 among V.S.M. Acquisition Corp., V.S.M. Holdings, Inc., V.S.M. Investors, LLC and Sunrise Medical Inc.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE MEDICAL INC. AND SUBSIDIARIES

(Registrant)

Date: November 13, 2000

By:	/s/ Ted N. Tarbet

______________________________________
Ted N. Tarbet
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2000

By:	/s/ John M. Radak

______________________________________
John M. Radak
Vice President and Controller
(Principal Accounting Officer)